Form 10-K
period 2024-04-27
METHODE ELECTRONICS INC
filed 2024-07-11
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 27, 2024

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

The aggregate market value of common stock held by non-affiliates of the Registrant on October 27, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was $452.6 million, and was based upon the closing price on that date as reported by the New York Stock Exchange.

Registrant had 35,324,385 shares of its common stock outstanding as of July 8, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2024 annual shareholders' meeting to be held on September 11, 2024 are incorporated by reference into Part III of this Form 10-K.

METHODE ELECTRONICS, INC.

FORM 10-K

PART I

As used herein, “we,” “us,” “our,” the “Company” or “Methode” means Methode Electronics, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“this Annual Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, our current views with respect to current events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to our operations and business environment, which may cause our actual results to be materially different from any future results, expressed or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or our strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•
Dependence on the automotive, commercial vehicle, and construction industries;
•
Timing, quality and cost of new program launches;
•
Changes in electric vehicle (“EV”) demand;
•
Investment in programs prior to the recognition of revenue;
•
Failure to attract and retain qualified personnel;
•
Impact from production delays or cancelled orders;
•
Impact from inflation;
•
Dependence on the availability and price of materials;
•
Dependence on a small number of large customers, including one large automotive customer;
•
Dependence on our supply chain;
•
Risks related to conducting global operations;
•
Effects of potential catastrophic events or other business interruptions;
•
Ability to withstand pricing pressures, including price reductions;
•
Ability to compete effectively;
•
Our lengthy sales cycle;
•
Risks relating to our use of requirements contracts;
•
Potential work stoppages;
•
Ability to successfully benefit from acquisitions and divestitures;
•
Ability to manage our debt levels and comply with restrictions and covenants under our credit agreement;
•
Interest rate changes and variable rate instruments;
•
Timing and magnitude of costs associated with restructuring activities;
•
Recognition of goodwill and other intangible asset impairment charges;
•
Ability to remediate a material weakness in our internal control over financial reporting;
•
Currency fluctuations;
•
Income tax rate fluctuations;
•
Judgments related to accounting for tax positions;
•
Ability to withstand business interruptions;
•
Potential IT security threats or breaches;
•
Ability to protect our intellectual property;
•
Costs associated with environmental, health and safety regulations;
•
International trade disputes resulting in tariffs and our ability to mitigate tariffs;
•
Impact from climate change and related regulations; and
•
Ability to avoid design or manufacturing defects.

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

Acquisition of Nordic Lights Group Corporation (“Nordic Lights”)

We acquired 92.2% of the outstanding shares of Nordic Lights on April 20, 2023. We acquired the remaining 7.8% of the outstanding shares of Nordic Lights in the year ended April 27, 2024. Accordingly, as of April 27, 2024, we own 100% of Nordic Lights. The results of operations of Nordic Lights are reported within the Industrial segment. See Note 3, “Acquisition and Disposition” to the consolidated financial statements in this Annual Report for further information.

Fiscal Year

We maintain our financial records on the basis of a 52 or 53-week fiscal year ending on the Saturday closest to April 30. Fiscal 2024 ended on April 27, 2024, fiscal 2023 ended on April 29, 2023 and fiscal 2022 ended on April 30, 2022, and each represented 52 weeks of results.

Operating Segments

Our business is managed, and our financial results are reported, based on the following four segments: Automotive, Industrial, Interface and Medical. See Note 15, “Segment Information and Geographic Area Information” to the consolidated financial statements in this Annual Report for further information.

The Automotive segment supplies electronic and electro-mechanical devices and related products to automobile OEMs, either directly or through their tiered suppliers. Products include integrated overhead and center consoles, hidden and ergonomic switches, transmission lead-frames, insert molded components, LED-based lighting and sensors, which incorporate magneto-elastic sensing and other sensing technologies that monitor the operation or status of a component or system.

The Industrial segment manufactures exterior and interior lighting solutions, industrial safety radio remote controls, braided flexible cables, current-carrying laminated busbars and devices, custom power-product assemblies, such as our PowerRail® solution, high-current high-voltage flexible power cabling systems and powder-coated busbars that are used in various markets and applications, including aerospace, commercial vehicles, data centers, industrial equipment, power conversion, military, telecommunications and transportation.

The Interface segment provides a variety of high-speed digital communication over copper media solutions for the data center and broadband markets, and interface panel solutions for the appliance market. Solutions include copper transceivers, distribution point units, and solid-state field-effect consumer touch panels.

The Medical segment was made up of our medical device business, Dabir Surfaces, with its surface support technology aimed at pressure injury prevention. In the first quarter of fiscal 2024, we made the decision to initiate the discontinuation of Dabir Surfaces. In October 2023, we sold certain assets of the Dabir Surfaces business. See Note 3, “Acquisition and Disposition” to the consolidated financial statements in this Annual Report for more information.

The following table reflects the percentage of net sales by segment for the last three fiscal years.

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Automotive	53.7%	62.4%	67.1%
Industrial	41.3%	32.6%	27.3%
Interface	4.8%	4.7%	5.1%
Medical	0.2%	0.3%	0.4%

Sales and Marketing

The majority of our sales activities are directed by sales managers who are supported by field application engineers and other technical personnel who work with customers to design our products into their systems. Our field application engineers also help us identify emerging markets and new products. Our products are primarily sold through our in-house sales staff. We also utilize independent manufacturers’ and sales representatives with offices throughout the world. Information about our sales and operations in different geographic regions is summarized in Note 15, “Segment Information and Geographic Area Information” to the consolidated financial statements in this Annual Report. Sales are made primarily to OEMs, either directly or through their tiered suppliers, as well as to selling partners and distributors.

Sources and Availability of Materials

The principal materials that we purchase include application-specific integrated circuits, coil and bar stock, ferrous and copper alloy sheets, glass, LED displays, plastic molding resins, capacitors and resistors, precious metals, and silicon die castings. All of these items are available from several suppliers, and we generally rely on more than one supplier for each item.

Refer to Item 1A, “Risk Factors” in this Annual Report for risks related to our supply chain.

Intellectual Property

We generally rely on patents, trade secrets, trademarks, licenses, and non-disclosure agreements to protect our intellectual property and proprietary products. We have been granted a number of patents in the U.S., Europe and Asia and have additional domestic and international patent applications pending related to our products. Our existing patents expire on various dates between 2024 and 2044. We seek patents in order to protect our interest in unique and critical products and technologies, including our magneto-elastic torque/force sensing, current sensing, displacement sensing and radio-type products. We do not believe any single patent is material to our business, nor would the expiration or invalidity of any patent have a material adverse effect on our business or our ability to compete.

Seasonality

A significant portion of our business is dependent upon the automotive and commercial vehicle industries. Consequently, our Automotive and Industrial segments may experience seasonal fluctuations based on the sales and the production schedules of our customers.

Major Customers

During fiscal 2024, our five largest customers accounted for approximately 40% of our consolidated net sales. One customer in the Automotive segment represented more than 10% of our consolidated net sales at 14.6%. In general, these sales were for component parts used in particular vehicle models. Typically, our supply arrangement for each component part includes a blanket purchase order and production releases. In general, a blanket purchase order is issued for each part as identified by the customer part number. Each blanket purchase order includes standard terms and conditions, including price. In certain circumstances, we supply the requirements for a particular customer vehicle model for the life of the model, which can vary from three to seven years. Our customers order parts using production releases approved under the relevant blanket purchase order. The production releases include information regarding part quantities and delivery specifications.

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

Research and Development

We maintain a research and development program involving a number of professional employees who devote a majority of their time to the enhancement of existing products and to the development of new products and processes. Research and development costs primarily relate to product engineering and design and development expenses and are classified as a component of costs of products sold on our consolidated statements of operations. Expenditures for such activities amounted to $49.1 million for fiscal 2024, $35.0 million for fiscal 2023 and $35.7 million for fiscal 2022.

Government Regulations

Our worldwide business activities are subject to various laws, rules, and regulations of the United States as well as of foreign governments. Compliance with these laws, rules, and regulations has not had a material effect upon our capital expenditures, results of operations, or competitive position, and we do not currently anticipate material capital expenditures for environmental control facilities. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to international operations, environmental matters (including climate change), export controls, business acquisitions, consumer and data protection, and employee health and safety, could have a material impact on our business in subsequent periods. Refer to Item 1A, “Risk Factors” in this Annual Report for a discussion of these potential impacts.

Human Capital

The Human Resources function at Methode is an active and visible partner to the business at all levels. Our Chief Human Resources Officer reports directly to the Chief Executive Officer and interacts frequently with our Board of Directors. In fiscal 2025, our human capital focus will continue to be on talent acquisition and development, diversity and inclusion and employee health and safety.

As of April 27, 2024, we employed approximately 7,500 employees worldwide, substantially all of whom were employed full time with approximately 95% of these employees located outside the U.S. Our U.S. employees are not subject to any collective bargaining agreements although certain international employees are covered by national or local labor agreements.

Our corporate culture includes a commitment to doing business with integrity, teamwork, and performance excellence. Our management team and all our employees are expected to exhibit the principles of fairness, honesty, and integrity in the actions we undertake. Our employees must adhere to our Code of Conduct that addresses topics such as anti-corruption, discrimination, harassment, privacy, appropriate use of company assets and protecting confidential information. Our employees participate in annual training on preventing, identifying, reporting, and stopping any type of unlawful discrimination or unethical actions.

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

Diversity and Inclusion

At Methode Electronics, we strive to maintain a diverse and inclusive workforce that reflects our global customer base and the communities that we serve. We value every member of our workforce and want everyone to feel safe voicing their opinions and concerns. Our diversity goals apply to our entire organization, including leadership positions. We have diverse representation on our executive team and Board of Directors, with three out of ten Board members being women.

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

As a global business, the communication on Environmental, Health and Safety (“EHS”) matters is conducted at the local level and in the local language. All our manufacturing location’s structure compliance initiatives to adhere to their local environmental health and safety requirements. Site personnel provide new employee orientation and typically contractor induction training where relevant. Thereafter, relevant job-specific training is provided. Our site EHS personnel are also involved in the development of global EHS procedures and standards.

Benefits and Compensation

As part of our efforts to attract and motivate our employees, we offer competitive compensation and benefits that may vary by region and employee-type. We provide compensation packages that include base salary/wages, and short and long-term incentives. Depending on the jurisdiction, we also provide employee benefits such as life, disability, and health (medical, dental, and vision) insurance, a 401(k) plan with a company match, paid time off, tuition reimbursement, military leave, and holiday pay. We believe those benefits are competitive within our industry.

Available Information

Through our internet website at www.methode.com, we make available, free of charge, copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other filings with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed or furnished to the SEC. Our filings are also available on the SEC’s website at www.sec.gov. Also posted on our website, among other documents, are our Corporate Governance Guidelines, Code of Business Conduct, Anti-Corruption Policy, Insider Trading Policy, Conflict Minerals Policy, Supplier Code of Conduct and other governance policies, and the charters of the Audit Committee, Compensation Committee, Executive Committee, Nominating and Governance Committee and Technology Committee. Copies of these documents are also available free of charge by sending a request to Methode Electronics, Inc., 8750 West Bryn Mawr Avenue, Suite 1000, Chicago, Illinois 60631, Attention: Investor Relations Department. The references in this Annual Report to our website address or any third party’s website address, including but not limited to the SEC’s website, do not constitute incorporation by reference of the information contained in those websites and should not be considered part of this document unless otherwise expressly stated.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to various risks, including, but not limited to, those set forth below, which could cause actual results to vary materially from recent results or from anticipated future results. These risk factors should be considered together with information included elsewhere in this Annual Report.

Operational and Industry Risks

We are susceptible to trends and factors affecting the automotive, commercial vehicle, and construction industries.

We derive a substantial portion of our revenues from customers in the automotive, commercial vehicle, and construction industries. Factors negatively affecting these industries also negatively affect our business, financial condition and results of operations. Automotive sales and production are highly cyclical and, in addition to general economic conditions, also depend on other factors, such as consumer confidence and consumer preferences. Any adverse occurrence, including industry slowdowns, recession, rising interest rates, rising fuel costs, political instability, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances or work stoppages, that results in a significant decline in sales volumes in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and results of operations.

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

Over the last several fiscal years, we have booked many EV-related programs. If we are unable to launch new products in a timely and cost-effective manner, or our customers delay the launch of their new programs, our business, financial condition and results of operations could be materially adversely affected.

Changes in EV demand could affect our business.

A significant portion of our business is derived from components for use in EV. Recently, there have been lower-than-anticipated industrywide EV adoption rates, which has led many OEMs across the entire industry to adjust spending, order volumes, and/or product launch timing to align with the current consumer demand. Electric vehicle adoption may also be impacted by, among other factors: perceptions about EV features, quality, safety, performance, reliability and cost relative to internal combustion engine (“ICE”) vehicles; the drivable range on a EV’s battery; the availability of charging infrastructure; the cost of petroleum-based fuel; and the uncertainty of governments investments and incentives in the EV market and its supporting infrastructure. If we do not accurately predict, prepare for, and respond to new kinds of market developments and changing customer needs, such as if OEMs significantly lower production or delay launches of EVs, our business could be materially and adversely impacted.

Additionally, certain of our EV customers are start-up or emerging companies which may present additional and different risks than with our more established customers. These customers do not have an extensive product history. As a result, there is less demonstration of market acceptance of their products, making it more difficult for us to forecast needs and requirements than with established customers. In addition, funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we plan or previously experienced. This tightening of financing for start-up customers, together with many start-up customers’ lack of prior operations and unproven product markets increase our credit risk, especially in trade accounts receivable and inventories. Although we perform ongoing credit evaluations of our customers and adjust our allowance for doubtful accounts receivable for all customers, including start-up customers and emerging companies, based on the information available, these allowances may not be adequate.

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

Our inability to attract or retain key employees and a highly skilled workforce, along with recent executive turnover, may have an adverse effect on our business, financial condition and results of operations.

Our success depends upon the continued contributions of our executive officers and other key employees, many of whom have many years of experience with us and would be difficult to replace. We have recently experienced significant executive turnover, whether planned (through retirement) or otherwise, including the retirement of our former Chief Executive Officer, the departure of his replacement, the departure of our former Chief Operating Officer and the planned retirement in July 2024 of our Chief Financial Officer. On June 25, 2024, we announced the appointment of Jon DeGaynor as our new President and Chief Executive Officer, commencing as of July 15, 2024. If we are unable to manage this leadership transition effectively, including through our interim executive officer arrangements and on-boarding permanent replacements, our ability to implement our strategic initiatives may be impaired.

We must also attract and retain experienced and highly skilled engineering, sales and marketing and managerial personnel. Competition for qualified personnel is intense in our industries, and we may not be successful in hiring and retaining these people. If we lose the services of our executive officers or our other highly qualified and experienced employees and cannot attract and retain other qualified personnel, our business could suffer due to less effective management or less successful products due to a reduced ability to design, manufacture and market our products.

Our customers may cancel their orders, change production quantities (take rates) or locations or delay production.

We generally receive volume estimates, but not firm volume commitments from our customers, and may experience reduced or extended lead times in customer orders. Customers may cancel orders, change production quantities (take rates) and delay production for a number of reasons. Cancellations, reductions or delays by a significant customer or by a number of customers may harm our results of operations by reducing the volumes of products we manufacture and sell, as well as by causing a delay in the recovery of our expenditures for inventory in preparation for customer orders, or by reducing our asset utilization, resulting in lower profitability.

In addition, we make key decisions based on our estimates of customer requirements, including determining the levels of orders that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements. Changes in demand for our customers’ products may reduce our ability to estimate future customer requirements accurately. This may make it difficult to schedule production and maximize utilization of our manufacturing capacity. Anticipated orders may not materialize leading to lowered take rates for our products and delivery schedules may be deferred as a result of changes in demand for our products or our customers’ products. We often increase staffing and capacity and incur other expenses to meet the anticipated demand of our customers. On occasion, customers may require rapid increases in production, which may stress our resources. Any significant decrease or delay in customer orders or take rates could have a material adverse effect on our business, financial condition and results of operations.

Our business, financial condition and results of operations may be adversely impacted by the effects of inflation.

Inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall cost structure. There have been ongoing significant inflationary trends in the cost of components, materials, labor, freight costs and other expenses. These inflationary pressures have affected wages, the cost and availability of components and materials, and our ability to meet customer demand. Inflation may further exacerbate other risk factors discussed in this Annual Report, including customer demand, supply chain disruptions, availability of financing sources, and risks of international operations and the recruitment and retention of talent. Although we have taken actions to mitigate the impact of inflation, including commercial negotiations with our customers and suppliers, these actions have not historically and may not in the future fully offset our cost increases.

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

Our five largest customers accounted for approximately 40% of our consolidated net sales in fiscal 2024. One customer in the Automotive segment represented 14.6% of our consolidated net sales in fiscal 2024. In certain cases, the sales to these customers are concentrated in a single product. The arrangements with our major customers generally provide for supplying their requirements for particular models, rather than for manufacturing a specific quantity of products. Such supply arrangements cover a period from one year to the life of the model, which is generally three to seven years. The loss of our major customers, or a decline in the production levels of these customers or particular models, could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows. We also compete to supply products for successor models for our major customers and are subject to the risk that the customer will not select us to produce products on any such successor model, which could have a material adverse impact on our financial condition, operating results and cash flows. For example, a significant program for a major EV customer rolled-off in fiscal 2024 and we expect a major automotive center console program to roll-off prior to the end of fiscal 2025.

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

Many of the industries we supply, including the automotive, commercial vehicle, and construction industries, are reliant on competitive and supply constrained components. For example, there is still some disruption in procuring certain semiconductors including capacity constraints and increasing order lead times required for some components. We have worked and will continue to work closely with our suppliers and customers to minimize any potential adverse impacts of supply shortages and monitor the availability of component parts and raw materials, customer production schedules and any other supply chain inefficiencies that may arise. However, if we are not able to mitigate any direct or indirect supply chain disruptions may have a material adverse impact on our business, financial condition and results of operations.

The global nature of our operations subjects us to political, economic and social risks that could adversely affect our business, financial condition and results of operations.

Sales to customers outside of the U.S. represented a substantial portion of our fiscal 2024 net sales. We expect our net sales in international markets to continue to represent a significant portion of our consolidated net sales. In addition, we have significant personnel, property, equipment and operations in a number of countries outside of the U.S., including Belgium, Canada, China, Egypt, Finland, India, Malta, Mexico and the United Kingdom. As of April 27, 2024, approximately 95% of our employees were located outside of the U.S. Our international operations subject us to a variety of political, economic, social and other risks, including:

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

War, terrorism, geopolitical uncertainties (including the current military conflicts between Russia and Ukraine, and between Israel and Hamas), public health emergencies, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, and customers. Our business operations could be subject to interruption by power shortages, terrorist attacks and other hostile acts, labor disputes, population lockdowns and other events beyond our control. Such events could decrease demand for our products or make it difficult or impossible for us to produce and deliver products to our customers, or to receive components from our suppliers. Should major public health issues, including pandemics, arise or worsen, we could be negatively affected by shutdowns, shelter in place orders, more stringent travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, and disruptions in the operations of our manufacturing partners and component suppliers. Any such business interruptions could materially affect our business, financial condition and results of operations.

Russia’s invasion of Ukraine and the resulting economic sanctions imposed by the international community impacted the global economy and gave rise to potential global security issues that may adversely affect international business and economic conditions. Given our manufacturing operations in the Middle East and Asia, the continuation of the military conflict between Russia and Ukraine, the escalation or expansion of the Israel-Hamas war, or renewed terrorist attacks on Red Sea shipping such as those by the Houthi could lead to other supply chain disruptions, increased inflationary pressures, and volatility in global markets and industries that could negatively impact our operations.

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

Certain of our customers have exerted and continue to exert considerable pressure on us to reduce prices and costs, improve quality and provide additional design and engineering capabilities. We may be unable to generate sufficient production cost savings in the future to offset required price reductions. Future price reductions, increased quality standards and the cost of adding additional engineering capabilities may reduce our profitability and have a material adverse effect on our business, financial condition and results of operations. These factors also create challenges in developing accurate internal forecasts or financial models that we use as a basis for making strategic, operational and capital allocation decisions, and our inability to accurately forecast future financial results may create inefficiencies and have an adverse effect on our business.

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

We receive OEM purchase orders for specific components supplied for particular vehicles. In most instances our OEM customers agree to purchase their requirements for specific products but are not required to purchase any minimum amount of products from us. The contracts we have entered into with most of our customers have terms ranging from one year to the life of the model (usually three to seven years), although customers often reserve the right to terminate for convenience. Therefore, a significant decrease in demand for certain key models or group of related models sold by any of our major customers or the ability of a manufacturer to re-source and discontinue purchasing from us, for a particular model or group of models, could have a material adverse effect on us. For example, a significant program for a major EV customer rolled-off in fiscal 2024 and we expect a major automotive center console program to roll-off prior to the end of fiscal 2025. To the extent that we do not maintain our existing level of business with our largest customers because of a decline in their production requirements or because the contracts expire or are terminated for convenience, we will need to attract new customers or win new business with existing customers, or our results of operations and financial condition will be adversely affected.

Part of our workforce is unionized which could subject us to work stoppages.

A portion of our workforce is unionized, primarily in Mexico, Malta and Finland. A prolonged work stoppage or strike at any facility with unionized employees could increase costs and prevent us from supplying customers. In addition, upon the expiration of existing collective bargaining agreements, we may not reach new agreements without union or works council action in certain jurisdictions, and any such new agreements may not be on terms satisfactory to us. If we are unable to negotiate acceptable collective bargaining agreements, we may become subject to union-initiated work stoppages, including strikes. Moreover, additional groups of currently non-unionized employees may seek union or works council representation in the future.

Our inability to capitalize on prior or future acquisitions or any decision to strategically divest one or more current businesses may adversely affect our business, financial condition and results of operations.

We have completed acquisitions and divestitures in the past, including most recently the acquisition of Nordic Lights in April 2023. We may seek other acquisitions to grow our businesses and may divest operations to focus on our core businesses. We may fail to derive significant benefits from such transactions. Also, if we fail to achieve sufficient financial performance from an acquisition, certain long-lived assets, such as property, plant and equipment and intangible assets, could become impaired and result in the recognition of an impairment loss. The success of our acquisitions depends on our ability to:

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

Financial Risks

We have incurred indebtedness, and our level of indebtedness and restrictions under our indebtedness could adversely affect our operations and liquidity and impair our ability to respond to changing business and economic conditions.

Our primary sources of liquidity are cash generated from operations and availability under our $500 million revolving credit facility. As of April 27, 2024, $333.0 million was outstanding under the revolving credit facility. Our senior secured credit agreement provides for variable rates of interest based on the currency of the borrowing and our consolidated leverage ratio and contains customary representations and warranties, financial covenants, restrictive covenants and events of default. The obligations under our senior secured credit agreement are secured by a lien on substantially all of the personal property of the Company and our U.S. subsidiaries that are guarantors, including 100% of the equity interests of their respective U.S. subsidiaries and 65% of the equity interests of their respective foreign subsidiaries (or such greater amount to the extent such pledge could not reasonably cause adverse tax consequences).

Our senior secured credit agreement provides an option to increase the size of our revolving credit facility by an additional $250 million, subject to customary conditions and approval of the lenders providing the new commitments. There can be no assurance that lenders will approve additional commitments under current or future circumstances.

Our senior secured credit agreement imposes various restrictions and covenants regarding the operation of our business, including covenants that require us to obtain the lenders’ consent before we can, among other things and subject to certain exceptions: (i) incur additional indebtedness or additional liens on our property; (ii) consummate certain acquisitions, dispositions, mergers or consolidations; (iii) make any material change in the nature of our business; (iv) enter into certain transactions with our affiliates; or (v) repurchase or redeem any outstanding shares of our common stock or pay cash dividends to our stockholders when a default exists or certain financial covenants are not maintained. Our senior secured credit agreement also imposes various other restrictions and covenants on the Company (including covenants requiring us to maintain compliance with a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, in each case as of the end of each fiscal quarter of the Company). In addition, our senior secured credit agreement includes an “anti-cash hoarding” requirement, applicable during the period from the effective date of the Second Amendment until the earlier to occur of (a) the delivery of financial statements and a compliance certificate for the fiscal quarter ending July 25, 2025 and (b) the delivery of compliance certificates for two consecutive fiscal quarters demonstrating that our consolidated leverage ratio as of the last day of such fiscal quarters was less than 3.00:1.00, that if we have cash on hand (subject to certain exceptions) of more than $65 million for 10 consecutive business days, we shall prepay the indebtedness under our senior secured credit agreement by the amount of such excess. These restrictions and covenants could (1) limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans and (2) adversely affect our liquidity and ability to finance our operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that may be in our interest.

Further, the amount of our outstanding indebtedness could have an adverse effect on our operations and liquidity, including by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions, because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, product development, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund the activities and expenditures described above and for other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations.

We cannot assure you that we will be able to maintain compliance with the covenants and other restrictions in our senior secured credit agreement in the future or that we will be able to obtain waivers from the lenders or amend the covenants if needed or desirable. As of January 27, 2024, we were not in compliance with the consolidated leverage ratio covenant contained in the then-current version of the credit agreement for our revolving credit facility. Although we were able to enter into an amendment that, among other things, waived any default or event of default that may have occurred due to the non-compliance with such consolidated leverage ratio covenant for the quarter ended January 27, 2024, there can be no assurance that we would be able to negotiate waivers for any future covenant breaches. In addition, any such future waivers or amendments could cause us to incur significant costs, fees and expenses.

Our failure to comply with the covenants or other restrictions contained in our senior secured credit agreement, or in any future debt arrangements, could result in an event of default. In the event of a default, the holders of our indebtedness could elect to declare such indebtedness to be due and payable and/or elect to exercise other rights, such as the lenders under our senior secured credit agreement terminating their commitments thereunder or instituting foreclosure proceedings against their collateral, any of which could have a material adverse effect on our liquidity and our business, financial condition and results of operations. If any such acceleration or foreclosure action occurs, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase.

Borrowings under our senior secured credit agreement are at variable rates of interest and expose us to interest rate risk. If interest rates continue to increase, our debt service obligations on any variable rate indebtedness could increase even if the amount borrowed remained the same, which could adversely impact our results of operations. In order to manage our exposure to interest rate risk, we have entered into, and may continue to enter into, derivative financial instruments, typically interest rate swaps, involving the exchange of floating for fixed rate interest payments. If we are unable to enter into interest rate swaps, it may adversely impact our results of operations, and, even if we use these instruments to selectively manage risks, there can be no assurance that we will be fully protected against material interest rate fluctuations.

Restructuring activities may lead to additional costs and material adverse effects.

In the past, we have taken actions to restructure and optimize our production and manufacturing capabilities and efficiencies through relocations, consolidations, facility closings or asset sales. We expect to take additional restructuring actions which may include the consolidating or closing of facilities, the movement of production from one geographic region to another, and logistics and sourcing optimization measures. These actions could result in impairment charges and various charges for such items as idle capacity, disposition costs and severance costs, in addition to normal or attendant risks and uncertainties. We may be unsuccessful in any of our current or future efforts to restructure or consolidate our business, improve margins and realize efficiencies. Plans to minimize or eliminate any loss of revenues during restructuring or consolidation may not be achieved. These activities may have a material adverse effect on our business, financial condition and results of operations.

We have recognized significant impairment charges for our goodwill and may be required to recognize additional impairment charges in the future for goodwill and other intangible assets. Future impairment of these assets could have a material adverse impact on our financial condition and results of operations.

A significant portion of our long-term assets consists of goodwill and other intangible assets recorded as a result of past acquisitions. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The process of evaluating the potential impairment of goodwill and other intangible assets requires significant judgment. In fiscal 2024, we recorded a $105.9 million non-cash goodwill impairment charge.

Negative industry or economic trends, including reduced estimates of future cash flows, disruptions to our business, slower growth rates, or lack of growth in our relevant business units, could lead to further impairment charges against our goodwill and other intangible assets. In the event that we determine that our goodwill or other intangible assets are impaired, we may be required to record a significant charge to earnings that could adversely affect our financial condition and results of operations.

If we fail to maintain proper and effective internal controls over financial reporting, our financial results may not be accurately reported.

As disclosed in Item 9A, “Controls and Procedures,” of this Annual Report, in fiscal 2023, we identified a material weakness in our internal control over financial reporting related to revenue at one of our business units. This material weakness was remediated in fiscal 2024. However, new material weaknesses were identified in the fourth quarter of fiscal 2024 related to information technology general controls, goodwill impairment and application of GAAP to non-routine events and conditions. The material weaknesses did not result in any material identified misstatements to the consolidated financial statements, and there were no changes to previously issued financial results. We are actively developing remediation plans designed to address the material weaknesses; however, we cannot guarantee that these steps will be sufficient or that we will not have a material weakness in the future. The material weaknesses, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, financial condition and results of operations.

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

A number of factors may increase our effective tax rate, which could reduce our net income, including:

•
the implementation of a global minimum corporate tax of 15% under the Organization for Economic Cooperation and Development (“OECD”) Pillar 2 framework;
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

We have been involved and may become involved in the future in litigation to protect our intellectual property or because others may allege that we infringe on their intellectual property. These claims and any resulting lawsuits could subject us to liability for damages and invalidate our intellectual property rights. If an infringement claim is successfully asserted by a holder of intellectual property rights, we may be required to cease marketing or selling certain products, pay a penalty for past infringement and spend significant time and money to develop a non-infringing product or process or to obtain licenses for the technology, process or information from the holder. We may not be successful in the development of a non-infringing alternative, or licenses may not be available on commercially acceptable terms, if at all, in which case we may lose sales and profits. In addition, any litigation could be lengthy and costly and could materially adversely affect us even if we are successful in the litigation.

Legal, Regulatory and Compliance Risks

We are subject to government regulations, including environmental, health, and safety (“EHS”) laws and regulations, that expose us to potential financial liability.

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

We manufacture and sell our products globally and rely on a global supply chain to deliver the required raw materials, components, and parts, as well as the final products to our customers. Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China, Egypt and Mexico, could have a material adverse effect on our business, financial condition and operating results. The U.S. and Chinese governments have imposed a series of significant incremental retaliatory tariffs to certain imported products. Most notably with respect to the automotive and commercial vehicle industries, the U.S. imposed tariffs on imports of electric vehicles and certain steel, aluminum and automotive components, and China imposed retaliatory tariffs on imports of U.S. vehicles and certain automotive components. Depending upon their continued duration and potential expansion, these tariffs and other regulatory actions could materially affect our business, including in the form of an increase in cost of goods sold, decreased margins, increased pricing for customers, and reduced sales.

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

Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our products or services and warranty liability claims against us.

Despite our quality control and quality assurance efforts, defects may occur in the products we manufacture due to a variety of factors, including design or manufacturing errors, component failure or counterfeit parts. Product defects may result in delayed shipments and reduced demand for our products. We have incurred warranty liability claims and may be subject to increased costs due to warranty claims on defective products. Product defects may result in product liability claims against us where defects cause, or are alleged to cause, property damage, bodily injury or death. We may be required to participate in a recall involving products that are, or are alleged to be, defective. We carry insurance for certain legal matters involving product liability, however, we do not have coverage for all costs related to product defects or recalls and the costs of such claims, including costs of defense and settlement, may exceed our available coverage. Any such product defects or product liability claims could materially adversely affect our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We depend on information systems and technology in substantially all aspects of our business, including running our manufacturing operations and communicating among our employees, suppliers and customers. Such uses of information systems and technology give rise to cybersecurity risks, including risk of system disruption, security breach, ransomware, theft, espionage and inadvertent release of information. We have a risk-based cybersecurity program, dedicated to protecting our data and information technology systems. These cybersecurity threats and related risks make it imperative that we remain vigilant and apprised of developments in the information security field, and we expend considerable resources on cybersecurity. With Board of Directors and Audit Committee oversight, as part of our annual enterprise-wide risk management process, we assess and manage the material risks associated with cybersecurity.

We work with industry-leading third parties that assist us to identify, assess, and manage cybersecurity risks, including professional services firms, legal advisors, threat intelligence service providers, and penetration testing firms. We conduct periodic internal and third-party assessments to evaluate our cybersecurity posture and test and assess our incident response plan, incident roles and responsibilities, material impact evaluation, and decision-making processes in the event of a cybersecurity incident. We use our risk and security assessments to enhance our information security capabilities.

We rely heavily on our supply chain to deliver our products and services to our customers, and a cybersecurity incident at a supplier, subcontractor or third-party partner could materially adversely impact us. To address this, our vendor management process involves different levels of assessment depending on the services provided by the vendor, the sensitivity of the related information systems and data, and the identity of the provider. It is designed to help identify cybersecurity risks associated with a vendor and work with the vendor to address or mitigate those risks.

While we have experienced threats to our data and systems, to date, we have not experienced a cybersecurity incident that has materially affected our business strategy, results of operations, or financial condition. That said, a significant cybersecurity incident may materially impact our business strategy, results of operations and financial condition in the future. For further information regarding cybersecurity risks, see Item 1A, “Risk Factors” in this Annual Report.

Governance

Our Board of Directors, as a whole, has oversight responsibility for our strategic and operational risks, including cybersecurity. The Audit Committee of the Board of Directors is responsible for regularly reviewing with management our cybersecurity practices and policies. The Audit Committee regularly reports risks and compliance actions to the Board. As part of its oversight role, the Audit Committee receives regular reporting about our strategy, programs, incidents and threats, and other developments and action items related to cybersecurity regularly throughout the year, including through quarterly updates from the Chief Information Officer (“CIO”) who is also our Chief Information Security Officer. In addition, on at least an annual basis, the full Board of Directors receives reports, summaries or presentations related to cybersecurity threats, risk, mitigation and related processes from our CIO.

Our cybersecurity program and related initiatives are managed by the CIO, and our IT team is responsible for enterprise-wide informational technology, coordinating with various functions and business groups to ensure they are following best practices.

Our CIO, who has more than 25 years of experience in technology and information security risk management across a number of organizations, is responsible for overseeing the risks related to cybersecurity. He is responsible for cybersecurity incident preparedness, approving cybersecurity processes, reviewing security assessments and other security-related reports, and providing the senior leadership with regular updates on cybersecurity-related matters.

Our security operation center monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include briefings with internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the information technology environment.

In the event of a suspected incident, we intend to follow our incident response plan, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying the CIO and functional areas (e.g. legal) as appropriate. The CIO will make any required communications to the Chief Executive Officer (CEO) and other senior leadership, with the CIO making any required communications to the Board and Audit Committee. Our CEO, Chief Financial Officer, General Counsel and CIO are responsible for assessing such incidents for materiality, ensuring that any required notification, disclosure or communication occurs and determining, among other things, whether any prohibition on the trading of our common stock by insiders should be imposed prior to the disclosure of information about a material cybersecurity event.

Item 2. Properties

Our corporate headquarters is located in Chicago, Illinois. As of April 27, 2024, we leased or owned 34 operating facilities. We believe our facilities are in good condition and adequate to meet our current and reasonably anticipated future needs. The following table provides details regarding our significant properties as of April 27, 2024:

Location	Segment(s)	Use	Owned/ Leased	Approximate Square Footage
Lontzen, Belgium	Automotive	Manufacturing and Warehousing	Owned	108,500
Dongguan, China	Automotive and Industrial	Manufacturing	Leased	197,000
Shanghai, China	Automotive and Industrial	Manufacturing	Leased	85,000
Suzhou, China	Automotive and Industrial	Manufacturing	Leased	358,000
Cairo, Egypt	Automotive and Industrial	Manufacturing	Leased	277,000
Chicago, Illinois	Other	Corporate Headquarters	Leased	24,000
Chicago, Illinois	Interface	Manufacturing	Owned	118,000
McAllen, Texas	Automotive, Industrial and Interface	Manufacturing	Leased	230,000
Mriehel, Malta	Automotive and Industrial	Manufacturing	Leased	383,000
Monterrey, Mexico	Automotive, Industrial and Interface	Manufacturing	Leased	379,000
Santa Catarina Nuevo Léon, Mexico	Automotive	Manufacturing	Leased	158,000

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

Item 4. Mine Safety Disclosures

Not applicable.

Supplementary Item: Information about our Executive Officers

Name	Age	Offices and Positions Held and Length of Service as Officer
Kevin Nystrom	64	Interim Chief Executive Officer since May 7, 2024. Partner and Managing Director of AlixPartners LLP, a business advisory firm, since 1999.
Ronald L.G. Tsoumas	63	Chief Financial Officer of the Company since 2018; prior thereto, served as Controller of the Company from 2007 to 2018.
Andrea J. Barry	61	Chief Administrative Officer of the Company since January 2022 and Chief Human Resources Officer of the Company since 2017; served as CHRO for Wirtz Beverage Group from 2013 to 2016.
Kevin M. Martin	58

Vice President, North America since 2020; prior thereto, Vice President and General Manager, North America Automotive, from 2019 to 2020, General Manager, North America Automotive in 2018, and Director of Sales, North America Automotive from 2014 to 2017.

Anil V. Shetty	58

Vice President of the Company since September 2023; prior thereto, President, Dabir Surfaces since 2018, Vice President and General Manager, Asia, from 2015 to 2018, and Executive Managing Director, Asia from 2011 to 2015.

Kerry A. Vyverberg	55	General Counsel of the Company since June 2022 and previously Vice President Legal Affairs of the Company since February 2021; prior thereto, Of Counsel to the law firm Locke Lord LLP.

All executive officers are elected by the Board of Directors and serve a term of one year or until their successors are duly elected and qualified. As part of his regular employment, Mr. Nystrom has acted on assignment at a number of companies implementing restructuring plans, including through the United States bankruptcy laws, most recently Aero Group Holdings, an airline, from March 2022 through April 2024. We do not believe such events are material to an evaluation of the ability or integrity of Mr. Nystrom to serve as an interim executive officer of the Company.

On June 25, 2024, we announced the appointment of Jon DeGaynor as our new President and Chief Executive Officer, beginning July 15, 2024. Mr. DeGaynor, age 58, currently serves as non-employee Executive Chairman of Racing and Performance, Inc., an automotive performance systems supplier in the aftermarket space. He previously served as President and CEO of Stoneridge, Inc., a publicly traded global designer and manufacturer of highly engineered electrical and electronic systems, components, and modules for the automotive, commercial, off-highway and agricultural vehicle markets, from 2015 to 2023.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “MEI”. As of July 8, 2024, we had 343 holders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts held by banks, brokers and other nominees.

Dividends

While we currently expect that quarterly cash dividends will continue to be paid in the future, such payments are at the discretion of our Board of Directors and will depend upon many factors, including our results of operations, liquidity position and compliance with debt covenants.

Issuer Purchases of Equity Securities

On March 31, 2021, as subsequently amended on June 16, 2022, the Board of Directors authorized the purchase of up to $200.0 million of our outstanding common stock through June 14, 2024 (the “2021 Buyback Program”). On June 13, 2024, the Board of Directors authorized a new share buyback program, commencing on June 17, 2024, for the purchase of up to $200.0 million (the “2024 Buyback Program”) of our outstanding common stock through June 17, 2026. Purchases under these programs may be made on the open market, in private transactions or pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of April 27, 2024, we had purchased and retired $133.1 million of common stock under the 2021 Buyback Program.

The following table provides information about our purchases of equity securities during the three months ended April 27, 2024:

Fiscal Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Approximate dollar value of shares that may yet be purchased under the program (in millions)
January 28, 2024 through February 24, 2024	68,000	$21.32	68,000	$68.5
February 25, 2024 through March 30, 2024	28,000	$21.44	28,000	$67.9
March 31, 2024 through April 27, 2024	78,215	$12.19	78,215	$66.9
Total	174,215		174,215

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report for certain information relating to our equity compensation plans.

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning April 27, 2019 to April 27, 2024, as compared with that of the Russell 2000 Index, and our Fiscal 2024 Peer Group. We have assumed that dividends have been reinvested and that $100 was invested on April 27, 2019. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

Company/Index	April 27, 2019	May 2, 2020	May 1, 2021	April 30, 2022	April 29, 2023	April 27, 2024
Methode Electronics, Inc.	$100.00	$98.67	$157.35	$158.18	$147.39	$45.17
Russell 2000 Index	100.00	80.39	146.20	121.54	117.11	134.58
Fiscal 2024 Peer Group	100.00	78.85	134.65	124.53	133.03	147.25

The Fiscal 2024 Peer Group consists of the following fifteen public companies:

Belden Corporation	Franklin Electric Company. Inc	Patrick Industries, Inc.
Benchmark Electronics, Inc.	Gentherm Incorporated	Rogers Corporation
Cooper-Standard Holdings Inc	LCI Industries	Stoneridge, Inc.
CTS Corporation	Littelfuse, Inc.	TTM Technologies, Inc.
Fabrinet	OSI Systems, Inc.	Visteon Corporation

The Compensation Committee of the Board of Directors reviews the peer group annually and from time to time changes the composition of the peer group where changes are appropriate. No changes were made in fiscal 2024.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in this Annual Report. This discussion and analysis of our financial condition and results of operations also contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements because of a variety of factors, including those set forth under Item 1A, “Risk Factors” of this Annual Report. We undertake no duty to update any such forward-looking statements to conform to actual results or changes in our expectations.

Overview

Our Business

We are a leading global supplier of custom engineered solutions with sales, engineering and manufacturing locations in North America, Europe, Middle East and Asia. We design, engineer and produce mechatronic products for OEMs utilizing our broad range of technologies for user interface, LED lighting system, power distribution and sensor applications.

Our solutions are found in the end markets of transportation (including automotive, commercial vehicle, e-bike, aerospace, bus and rail), cloud computing infrastructure, construction equipment and consumer appliance. Our business is managed on a segment basis, with those segments being Automotive, Industrial, Interface and Medical. For more information regarding the business and products of these segments, see Item 1, “Business” of this Annual Report.

In the first quarter of fiscal 2024, we made the decision to initiate the discontinuation of the Dabir Surfaces business in the Medical segment. In October 2023, we sold certain assets of the Dabir Surfaces business, and no longer operate this business. For further information, see Note 3, “Acquisition and Disposition” to the consolidated financial statements included in this Annual Report.

On April 20, 2023, we acquired 92.2% of the outstanding shares of Nordic Lights. We acquired the remaining 7.8% of the outstanding shares of Nordic Lights in fiscal 2024. Accordingly, as of April 27, 2024, we own 100% of Nordic Lights. The results of operations of Nordic Lights are reported within the Industrial segment from the date of acquisition and were immaterial for fiscal 2023. See Note 3, “Acquisition and Disposition” to the consolidated financial statements in this Annual Report for further information.

On June 25, 2024, we announced the appointment of Jon DeGaynor as our new President and Chief Executive Officer, beginning July 15, 2024. Mr. DeGaynor, age 58, currently serves as non-employee Executive Chairman of Racing and Performance, Inc., an automotive performance systems supplier in the aftermarket space. He previously served as President and CEO of Stoneridge, Inc., a publicly traded global designer and manufacturer of highly engineered electrical and electronic systems, components, and modules for the automotive, commercial, off-highway and agricultural vehicle markets, from 2015 to 2023.

Trends Affecting Our Business

The following trends significantly impact the indicators discussed above, as well as our business and operating results. See the risk factors identified under Item 1A, “Risk Factors” of this Annual Report for more information.

Macroeconomic Conditions

The global economy continues to experience volatile disruptions including to the commodity, labor and transportation markets, arising from a combination of geopolitical events and various economic and financial factors. These disruptions have affected our operations and may continue to affect our business, financial condition and results of operations. As a result of continued inflation, we have implemented measures to mitigate certain adverse effects of higher costs. However, we have been unable to fully mitigate or pass through the increases in our costs to our customers, which will likely continue in the future.

Geopolitical Conditions

Russia’s invasion of Ukraine and the resulting economic sanctions imposed by the international community impacted the global economy and gave rise to potential global security issues that may adversely affect international business and economic conditions. Given our manufacturing operations in the Middle East and Asia, the continuation of the military conflict between Russia and Ukraine, the escalation or expansion of the Israel-Hamas war, or renewed terrorist attacks on Red Sea shipping, such as those by the Houthi, could lead to other supply chain disruptions, increased inflationary pressures, and volatility in global markets and industries that could negatively impact our operations. The full impact of the conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions. We will continue to monitor the conflicts and assess the related restrictions and other effects on our employees, customers, suppliers and business.

Global Supply Chain Disruptions

Although we saw improvements in our supply chain in fiscal 2024, including easing of the worldwide semiconductor supply shortage, new supply chain disruptions may occur in the future. In addition, we have experienced, and may continue to experience, business interruptions, including customer shutdowns and increased material and logistics costs and labor shortages. We continue to work closely with suppliers and customers to minimize the potential adverse impact from global supply chain disruptions. However, if we are not able to mitigate any direct or indirect supply chain disruptions, this may have a material adverse impact on our financial condition, results of operations and cash flows.

Consolidated Results of Operations

A detailed comparison of our results of operations between fiscal 2023 and fiscal 2022 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2023 Annual Report on Form 10-K filed with the SEC on June 27, 2023.

The table below compares our results of operations between fiscal 2024 and fiscal 2023:

	Fiscal Year Ended
(in millions)	April 27, 2024	April 29, 2023
Net sales	$1,114.5	$1,179.6
Cost of products sold	935.7	915.5
Gross profit	178.8	264.1
Selling and administrative expenses	160.9	154.9
Goodwill impairment	105.9	—
Amortization of intangibles	24.0	18.8
Interest expense, net	16.7	2.7
Other income, net	(0.6)	(2.4)
Income tax (benefit) expense	(4.8)	13.0
Net (loss) income	(123.3)	77.1
Net income attributable to redeemable noncontrolling interest	—	—
Net (loss) income attributable to Methode	$(123.3)	$77.1

Net sales

Net sales decreased $65.1 million, or 5.5%, to $1,114.5 million in fiscal 2024, compared to $1,179.6 million in fiscal 2023. The decrease was primarily due to lower sales in the Automotive segment, partially offset by the acquisition of Nordic Lights, which contributed $85.1 million of net sales to the Industrial segment, and favorable foreign currency translation of $4.3 million. Net sales included customer cost recoveries from spot buys of materials and premium freight costs of $2.2 million in fiscal 2024, compared to $20.9 million in in fiscal 2023. Excluding the impact of Nordic Lights, foreign currency translation and customer cost recoveries, net sales decreased $135.8 million, or 11.7%.

Cost of products sold

Cost of products sold increased $20.2 million, or 2.2%, to $935.7 million (84.0% of net sales) in fiscal 2024, compared to $915.5 million (77.6% of net sales) in fiscal 2023. The acquisition of Nordic Lights and foreign currency translation accounted for $62.6 million and $3.0 million, respectively, of the increase. Excluding Nordic Lights and foreign currency translation, cost of products sold decreased $45.4 million. The decrease was primarily due to lower material costs as a result of a decrease in sales volumes, partially offset by higher wages, product launch costs, freight and restructuring and impairment charges. Restructuring and impairment charges included within cost of products sold were $1.7 million in fiscal 2024, compared to $0.4 million in fiscal 2023.

Gross profit margin

Gross profit margin was 16.0% of net sales in fiscal 2024, compared to 22.4% of net sales in fiscal 2023. The decrease in gross profit margin was primarily a result of lower sales and operational inefficiencies in the Automotive segment. The operational inefficiencies were caused mainly by planning deficiencies, inventory shortages, unrecoverable spot purchases and premium freight, and delayed shipments.

Selling and administrative expenses

Selling and administrative expenses increased $6.0 million, or 3.9%, to $160.9 million (14.4% of net sales) in fiscal 2024, compared to $154.9 million (13.1% of net sales) in fiscal 2023. The acquisition of Nordic Lights and foreign currency translation accounted for $9.6 million and $1.7 million, respectively, of the increase. Excluding Nordic Lights and foreign currency translation, selling and administrative expenses decreased $5.3 million. The decrease was primarily due to lower acquisition costs related to Nordic Lights and lower stock-based compensation expense, partially offset by higher professional fees and restructuring and impairment charges. In fiscal 2024, acquisition costs for Nordic Lights were $0.5 million, compared to $6.8 million in fiscal 2023. Stock-based compensation expense was lower due to a $3.6 million reversal of expense due to forfeitures in fiscal 2024 and a reduction in the number of restricted stock units subject to expense in fiscal 2024. The increase in professional fees was due to higher audit and consulting fees. Restructuring and impairment charges included within selling and administrative expenses were $2.0 million in fiscal 2024, compared to $0.5 million in fiscal 2023.

Goodwill impairment

In fiscal 2024, we recognized goodwill impairment of $105.9 million in the Automotive segment. For further information, see Note 6, “Goodwill and Other Intangible Assets” to the consolidated financial statements included in this Annual Report.

Amortization of intangibles

Amortization of intangibles increased $5.2 million, or 27.7%, to $24.0 million in fiscal 2024, compared to $18.8 million in fiscal 2023. The increase was due to the recognition of amortization expense associated with the acquisition of Nordic Lights.

Interest expense, net

Interest expense, net was $16.7 million in fiscal 2024, compared to $2.7 million in fiscal 2023. The increase was due to higher borrowings and increased interest rates.

Other income, net

Other income, net was $0.6 million in fiscal 2024, compared to $2.4 million in fiscal 2023. The decrease was due to lower international government assistance, partially offset by net gains on sale of assets and lower foreign exchange losses.

In fiscal 2024, we received $0.5 million of international government assistance, compared to $9.7 million in fiscal 2023. Fiscal 2023 international government assistance includes $6.3 million related to the COVID-19 pandemic and $3.4 million related to maintaining certain employment levels.

The net gain on sale of assets included a $2.4 million gain on sale of the company aircraft and a $0.6 million loss on the sale of certain assets of Dabir Surfaces.

Net foreign exchange loss was $2.2 million in fiscal 2024, compared to $7.1 million in fiscal 2023. Net foreign exchange losses were lower in fiscal 2024 due to higher efficiency in our foreign currency balance sheet remeasurement hedging program. In addition, net foreign exchange loss in fiscal 2023 included the recognition of $2.1 million of a foreign exchange loss reclassified from accumulated other comprehensive income as the result of a reorganization of a foreign owned subsidiary.

Income tax (benefit) expense

Income tax benefit was $4.8 million in fiscal 2024, compared to income tax expense of $13.0 million in fiscal 2023. Our effective tax rate decreased to 3.7% in fiscal 2024, compared to 14.4% in fiscal 2023. In fiscal 2024, the effective tax rate was favorably impacted by pre-tax losses in operations, the amount of income earned in foreign jurisdictions with lower tax rates of $5.1 million and research and development expenditures of $1.5 million. These were partially offset by non-deductible goodwill impairments of $22.7 million, withholding taxes of $3.2 million, and U.S. tax on foreign income of $3.5 million of which global intangible low-tax income is the main component. In fiscal 2023, the effective income tax rate was favorably impacted by the amount of income earned in foreign jurisdictions with lower tax rates and a tax benefit of $7.3 million associated with the reorganization of a foreign owned subsidiary, partially offset by a reduction in foreign investment tax credits of $5.0 million and non-deductible acquisition costs of $1.4 million.

Net (loss) income

Net loss was $123.3 million in fiscal 2024, compared to net income of $77.1 million in fiscal 2023. The acquisition of Nordic Lights contributed $3.9 million of net income and the impact of foreign currency translation increased net income by $0.3 million. Excluding Nordic Lights and foreign currency translation, net income decreased $204.3 million as a result of the reasons described above.

Operating Segments

Automotive

	Fiscal Year Ended
(in millions)	April 27, 2024	April 29, 2023
Net sales
North America	$265.6	$349.0
Europe, the Middle East & Africa (“EMEA”)	216.2	231.2
Asia	116.4	156.0
Net sales	598.2	736.2
Gross profit	$30.4	$126.2
As a percent of net sales	5.1%	17.1%
(Loss) income from operations	$(140.2)	$67.0
As a percent of net sales	(23.4)%	9.1%

Customer cost recoveries:
North America	$0.1	$9.7
EMEA	0.9	3.7
Asia	—	0.6
Total	$1.0	$14.0

Net sales

Automotive segment net sales decreased $138.0 million, or 18.7%, to $598.2 million in fiscal 2024, compared to $736.2 million in fiscal 2023. Excluding foreign currency translation and customer cost recoveries, net sales decreased $127.7 million, or 17.7%.

Net sales in North America decreased $83.4 million, or 23.9%, to $265.6 million in fiscal 2024, compared to $349.0 million in fiscal 2023. Excluding customer cost recoveries, net sales decreased $73.8 million primarily due to lower sales volumes from program roll-offs, including a major center console program. Net sales in EMEA decreased $15.0 million, or 6.5%, to $216.2 million in fiscal 2024, compared to $231.2 million in fiscal 2023. The stronger euro, relative to the U.S. dollar, increased net sales in EMEA by $7.6 million. Excluding foreign currency translation and customer cost recoveries, net sales in EMEA decreased $19.8 million primarily due to lower sales volumes of sensor products. Net sales in Asia decreased $39.6 million, or 25.4%, to $116.4 million in fiscal 2024, compared to $156.0 million in fiscal 2023. The weaker Chinese renminbi, relative to the U.S. dollar, decreased net sales in Asia by $4.9 million. Excluding foreign currency translation and customer cost recoveries, net sales in Asia decreased $34.1 million primarily due to a program roll-off and lower overhead console sales volumes.

Gross profit

Automotive segment gross profit decreased $95.8 million, or 75.9%, to $30.4 million in fiscal 2024, compared to $126.2 million in fiscal 2023. Excluding the impact of foreign currency translation, gross profit decreased $96.7 million. Gross profit margins decreased to 5.1% in fiscal 2024, from 17.1% in fiscal 2023. The decrease in gross profit margins was due to lower sales volumes, increased costs for product launches, and operational inefficiencies in North America which led to planning deficiencies, inventory shortages, unrecoverable spot purchases and premium freight.

(Loss) income from operations

Automotive segment loss from operations was $140.2 million in fiscal 2024, compared to income from operations of $67.0 million in fiscal 2023. Loss from operations in fiscal 2024 includes goodwill impairment of $105.9 million. Excluding goodwill impairment and the impact of foreign currency translation, income from operations decreased $101.0 million. The decrease was primarily due to lower gross profit and slightly higher selling and administrative expenses. Selling and administrative expenses increased due to higher salary and incentive compensation expense, and outbound freight expense.

Industrial

	Fiscal Year Ended
(in millions)	April 27, 2024	April 29, 2023
Net sales	$460.1	$384.9
Gross profit	$137.7	$127.8
As a percent of net sales	29.9%	33.2%
Income from operations	$88.8	$93.1
As a percent of net sales	19.3%	24.2%

Customer cost recoveries	$0.8	$4.7

Net sales

Industrial segment net sales increased $75.2 million, or 19.5%, to $460.1 million in fiscal 2024, compared to $384.9 million in fiscal 2023. The increase was primarily due to the acquisition of Nordic Lights, which contributed $85.1 million of net sales, and favorable foreign currency translation of $1.6 million, partially offset by lower customer cost recoveries from spot buys of materials and premium freight costs of $3.9 million. Excluding the impact of Nordic Lights, foreign currency translation and customer cost recoveries, net sales decreased $7.6 million, or 2.0%, primarily due to lower demand for power distribution products in the electric vehicle and data center markets and lower sales volumes of commercial vehicle lighting solutions products.

Gross profit

Industrial segment gross profit increased $9.9 million, or 7.7%, to $137.7 million in fiscal 2024, compared to $127.8 million in fiscal 2023. The increase was due to the acquisition of Nordic Lights, which contributed $22.5 million of gross profit, and $0.4 million of favorable foreign currency translation. Excluding the impact of Nordic Lights and foreign currency translation, gross profit decreased $13.0 million. Gross profit margins decreased to 29.9% in fiscal 2024, compared to 33.2% in fiscal 2023. Gross profit margins were impacted by lower sales volumes and higher operating expenses.

Income from operations

Industrial segment income from operations decreased $4.3 million, or 4.6%, to $88.8 million in fiscal 2024, compared to $93.1 million in fiscal 2023. The acquisition of Nordic Lights and favorable foreign currency translation accounted for $7.4 million and $0.2 million, respectively, of income from operations. Excluding Nordic Lights and the impact of foreign currency translation, income from operations decreased $11.9 million. The decrease was primarily due to lower gross profit, partially offset by slightly lower selling and administrative expenses. The decrease in selling and administrative expenses was primarily due to lower legal fees.

Interface

	Fiscal Year Ended
(in millions)	April 27, 2024	April 29, 2023
Net sales	$53.8	$54.9
Gross profit	$10.3	$9.3
As a percent of net sales	19.1%	16.9%
Income from operations	$6.9	$5.5
As a percent of net sales	12.8%	10.0%

Customer cost recoveries	$0.4	$2.2

Net sales

Interface segment net sales decreased $1.1 million, or 2.0%, to $53.8 million in fiscal 2024, compared to $54.9 million in fiscal 2023. Excluding customer cost recoveries, net sales increased $0.7 million, or 1.3%. The increase was primarily due to higher sales volumes of appliance products, partially offset by lower sales volumes of data solutions products.

Gross profit

Interface segment gross profit increased $1.0 million, or 10.8%, to $10.3 million in fiscal 2024, compared to $9.3 million in fiscal 2023. Gross profit margin increased to 19.1% in fiscal 2024, from 16.9% in fiscal 2023. The increase in gross profit margins was primarily due to higher sales volumes of appliance products.

Income from operations

Interface segment income from operations increased $1.4 million, or 25.5%, to $6.9 million in fiscal 2024, compared to $5.5 million in fiscal 2023. The increase was due to higher gross profit and lower selling and administrative expenses, primarily professional fees.

Medical

	Fiscal Year Ended
(in millions)	April 27, 2024	April 29, 2023
Net sales	$2.4	$3.6
Gross profit	$(0.2)	$(0.5)
Loss from operations	$(3.0)	$(6.1)

In the first quarter of fiscal 2024, we made the decision to initiate the discontinuation of the Dabir Surfaces business (which accounts for all of the Medical segment’s financial results). Towards the end of the second quarter of fiscal 2024, we sold certain assets of the Dabir Surfaces business and have now exited this business, which accounts for the variances in the table above.

Financial Condition, Liquidity and Capital Resources

Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements, dividends and stock repurchases. Our primary sources of liquidity are cash flows from operations, existing cash balances and borrowings under our senior secured credit agreement. We believe our liquidity position will be sufficient to fund our existing operations and current commitments for at least the next twelve months. However, if economic conditions remain impacted for longer than we expect due to supply chain disruptions, inflationary pressure or other geopolitical risks, or if we are unable to maintain compliance with our debt covenants, our liquidity position could be severely impacted.

At April 27, 2024, we had $161.5 million of cash and cash equivalents, of which $53.4 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the payment of dividends and the repayment of intercompany loans, without creating material additional income tax expense.

Share Buyback Programs

On March 31, 2021, as subsequently amended on June 16, 2022, the Board of Directors authorized the purchase of up to $200.0 million of our outstanding common stock through June 14, 2024 (the “2021 Buyback Program”). On June 13, 2024, the Board of Directors authorized a new share buyback program, commencing on June 17, 2024, for the purchase of up to $200.0 million (the “2024 Buyback Program”) of our outstanding common stock through June 17, 2026. Purchases may be made on the open market, in private transactions or pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of April 27, 2024, a total of 3,417,961 shares had been purchased under the 2021 Buyback Program at a total cost of $133.1 million since the commencement of that program. As of April 27, 2024, $66.9 million remained available under the 2021 Buyback Program to repurchase shares. Upon adoption of the 2024 Buyback Program, no further repurchases will be made under the 2021 Buyback Program.

Amended Credit Agreement

On October 31, 2022, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders and other parties named therein. The Credit Agreement amended and restated the Amended and Restated Credit Agreement, dated September 12, 2018 and as previously amended (the “Prior Credit Agreement”), with Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders and other parties named therein. Among other things, the Credit Agreement (i) increased the multicurrency revolving credit commitments under the Prior Credit Agreement to $750 million (which commitments were subsequently reduced, as discussed below), (ii) refinanced in full and terminated the term loan facility under the Prior Credit Agreement, and (iii) made certain other changes to the covenants, terms, and conditions under the Prior Credit Agreement.

As of January 27, 2024, we were not in compliance with the original consolidated leverage ratio covenant contained in the Credit Agreement for the quarter ended January 27, 2024. On March 6, 2024, we entered into a First Amendment to Second Amended and Restated Credit Agreement (the “First Amendment”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other Lenders party thereto and other parties thereto. Among other things, the First Amendment (i) amended the consolidated leverage ratio covenant for the quarter ended January 27, 2024 and each subsequent fiscal quarter through the quarter ending October 26, 2024, (ii) amended certain interest rate provisions and (iii) waived any default or event of default that may have occurred due to the non-compliance with the consolidated leverage ratio covenant for the quarter ended January 27, 2024 that was in effect prior to the First Amendment. Following the effectiveness of the First Amendment, we were in compliance with the consolidated leverage ratio covenant for the quarter ended January 27, 2024.

On July 9, 2024, we entered into a Second Amendment to Second Amended and Restated Credit Agreement and First Amendment to Second Amended and Restated Guaranty (the “Second Amendment”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other Lenders party thereto and other parties thereto. Among other things, the Second Amendment (i) reduced the revolving credit commitments from $750 million to $500 million, (ii) granted a security interest in substantially all of the personal property of the Company and our U.S. subsidiaries that are guarantors, including 100% of the equity interests of their respective U.S. subsidiaries and 65% of the equity interests of their respective foreign subsidiaries (or such greater amount to the extent such pledge could not reasonably cause adverse tax consequences), (iii) amended the consolidated interest coverage ratio covenant for the quarters ending July 27, 2024, October 26, 2024, January 25, 2025 and April 26, 2025, (iv) amended the consolidated leverage ratio covenant for the quarter ending July 27, 2024 and each subsequent fiscal quarter, (v) amended certain interest rate provisions, (vi) added a requirement to provide monthly financial statements to the lenders through the period ending July 25, 2025, (vii) decreased the general basket exceptions to certain covenants restricting certain Company investments, liens and indebtedness for specified periods of time, (viii) increased, for fiscal year 2025, the general basket exception to a covenant restricting certain Company dispositions of property, (ix) added an “anti-cash hoarding” requirement, applicable during the period from the effective date of the Second Amendment until the earlier to occur of (a) the delivery of financial statements and a compliance certificate for the fiscal quarter ending July 25, 2025 and (b) the delivery of compliance certificates for two consecutive fiscal quarters demonstrating that the our consolidated leverage ratio as of the last day of such fiscal quarters was less than 3.00:1.00, that if we have cash on hand (subject to certain exceptions) of more than $65 million for 10 consecutive business days, we shall prepay the indebtedness under the credit facility by the amount of such excess and (x) made certain other changes to the investment, restricted payment and indebtedness baskets. We were in compliance with the consolidated leverage ratio covenant and consolidated interest coverage ratio covenant for the quarter ended April 27, 2024, both prior to and after giving effect to the Second Amendment.

The Credit Agreement, as amended by the First Amendment and the Second Amendment, is referred to herein as the “Amended Credit Agreement.”

The Amended Credit Agreement provides for a secured multicurrency revolving credit facility of $500 million. In addition, the Amended Credit Agreement permits us to increase the revolving commitments and/or add one or more tranches of term loans under the Amended Credit Agreement from time to time by up to an amount equal to (i) $250 million plus (ii) an additional amount so long as the consolidated leverage ratio would not exceed 3.00:1.00 on a pro forma basis, subject to, among other things, the receipt of additional commitments from existing and/or new lenders. The Amended Credit Agreement matures on October 31, 2027.

As of April 27, 2024, the outstanding balance under the revolving credit facility was $333.0 million, which included $294.0 million (€275.0 million) of euro-denominated borrowings. The Amended Credit Agreement contains various representations and warranties, financial covenants (including covenants requiring us to maintain compliance with a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, in each case as of the end of each fiscal quarter of the Company), restrictive and other covenants, and events of default. The covenants in the Amended Credit Agreement include an “anti-cash hoarding” requirement, as discussed above. As of April 27, 2024, we were in compliance with all the covenants in the Amended Credit Agreement, both prior to and after giving effect to the Second Amendment. For further information, see Note 10, “Debt” to the consolidated financial statements included in this Annual Report.

Although we currently anticipate, based on our current projections and analyses, that we will be in compliance with the financial covenants contained in the Amended Credit Agreement, no assurance can be given that we will be and remain in compliance with such covenants in the future. Factors that could increase our risk of future non-compliance include those identified in Item 1A, “Risk Factors” of this Annual Report.

Cash Flows

	Fiscal Year Ended
(in millions)	April 27, 2024	April 29, 2023
Operating activities:
Net (loss) income	$(123.3)	$77.1
Non-cash items	147.0	59.2
Changes in operating assets and liabilities	23.8	(3.5)
Net cash provided by operating activities	47.5	132.8
Net cash used in investing activities	(17.5)	(153.1)
Net cash (used in) provided by financing activities	(18.9)	3.2
Effect of foreign currency exchange rate changes on cash and cash equivalents	(6.6)	2.1
Increase (decrease) in cash and cash equivalents	4.5	(15.0)
Cash and cash equivalents at beginning of the period	157.0	172.0
Cash and cash equivalents at end of the period	$161.5	$157.0

Operating activities

Net cash provided by operating activities decreased $85.3 million to $47.5 million in fiscal 2024, compared to $132.8 million in fiscal 2023. The decrease was due to lower net income adjusted for non-cash items, partially offset by higher cash inflows related to changes in operating assets and liabilities. The $23.8 million of cash inflows for operating assets and liabilities in fiscal 2024 was primarily due to lower accounts receivable, partially offset by higher inventory.

Investing activities

Net cash used in investing activities was $17.5 million in fiscal 2024, compared to $153.1 million in fiscal 2023. In fiscal 2023, we paid $114.6 million of cash, net of cash acquired, for the acquisition of Nordic Lights. Capital expenditures in fiscal 2024 were $50.2 million, compared to $42.0 million in fiscal 2023. We received $21.3 million of cash from the sale of assets in fiscal 2024 compared to $3.5 million in fiscal 2023. In fiscal 2024, we redeemed life insurance policies and received cash proceeds of $10.8 million.

Financing activities

Net cash used in financing activities was $18.9 million in fiscal 2024, compared to net cash provided by financing activities of $3.2 million in fiscal 2023. In fiscal 2024, we paid $13.7 million of cash for share repurchases, compared to $48.1 million in fiscal 2023. We paid cash dividends of $19.9 million in fiscal 2024, compared to $19.8 million in fiscal 2023. In fiscal 2024, we had net borrowings of $30.7 million, compared to $73.7 million in fiscal 2023. Fiscal 2023 net borrowings were primarily to fund the acquisition of Nordic Lights. In fiscal 2024, we paid $10.9 million to redeem a noncontrolling interest.

Contractual Obligations

The following table summarizes our significant known contractual cash obligations and commercial commitments as of April 27, 2024:

	Payments Due By Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Finance leases	$0.5	$0.2	$0.3	$-	$—
Operating leases	31.0	7.7	13.0	6.2	4.1
Debt (1)	334.5	0.2	0.4	333.5	0.4
Estimated interest on debt (2)	43.1	17.3	17.2	8.6	—
Deferred compensation	9.7	2.3	5.4	1.4	0.6
Total	$418.8	$27.7	$36.3	$349.7	$5.1

(1) Assumes the outstanding borrowings under the revolving credit facility will be repaid upon maturity of the credit agreement in October 2027.

(2) Based on interest rates in effect as of April 27, 2024 (including the impact of interest rate swaps).

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the District Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the District Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it instructed the District Court to modify the injunction from the entire world to all of the countries in which Hetronic sells its products. On April 20 and 21, 2022, the District Court held a hearing related to modifying the injunction pursuant to the Tenth Circuit’s opinion, and the parties filed post-hearing briefs. The defendants also filed a petition for certiorari with the United States Supreme Court seeking to further appeal the extraterritorial application of the Lanham Act in this case. The Company opposed that petition. The Supreme Court requested the views of the Solicitor General on the petition for certiorari, and the Solicitor General recommended granting the petition. On November 4, 2022, the Supreme Court granted the petition. The Supreme Court heard arguments in this matter on March 21, 2023. On June 29, 2023, the Supreme Court vacated the Tenth Circuit’s August 2021 decision and remanded the matter back to the Tenth Circuit for further proceedings. On September 1, 2023, the Tenth Circuit requested supplemental briefing from the parties regarding the effect of the Supreme Court’s decision on the appeal and the proper course of further proceedings. That briefing was thereafter submitted, and the Tenth Circuit heard argument in this matter on January 24, 2024. On April 23, 2024, the Tenth Circuit issued an opinion affirming the District Court’s final judgment on the state law breach of contract and tort claims (this affirmed final judgment amount represents only approximately $22.5 million of the vacated original $113 million final judgment that had been entered in 2020) and remanding for further non-trial proceedings with respect to the appropriate remedies for the Lanham Act claims in light of the Supreme’s Court ruling that the Lanham Act does not apply extraterritorially. On May 17, 2024, the District Court held a status conference and requested further briefing from the parties about the appropriate remedies for the Lanham Act claims.

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

We incurred legal fees of $2.5 million, $3.9 million and $3.3 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively, related to the lawsuits. These amounts are included in the selling and administrative expenses and as part of the Industrial segment.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that can affect amounts reported in the consolidated financial statements. In preparing our consolidated financial statements, we have made our best estimates and judgments of certain amounts included in the consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. To the extent that there are differences between these estimates and actual results, our consolidated financial statements may be materially affected. We believe that of the significant accounting policies described in Note 1, “Description of Business and Summary of Significant Accounting Policies” to the consolidated financial statements in this Annual Report, the following involve a significant level of estimation uncertainty.

Goodwill. As described in Note 1 to the consolidated financial statements in this Annual Report, goodwill is tested for impairment on at least an annual basis, or more frequently if a triggering event indicates that an impairment may exist. In qualitatively assessing impairment, the primary qualitative factors include, but are not limited to, the results of prior year fair value calculations, changes in our market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. We consider the qualitative factors and weight of the evidence obtained to determine if it is more likely than not that a reporting unit’s fair value is less than the carrying amount.

For the quantitative assessment, we utilize either of, or a combination of, the income approach and market approach to estimate the fair value of the reporting unit. The income approach uses a discounted cash flow method and the market approach uses valuation multiples observed for the reporting unit’s guideline public companies. The determination of discounted cash flows are based on management’s estimates of revenue growth rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin, taking into consideration business and market conditions for the countries and markets in which the reporting unit operates. We calculate the discount rate based on a market-participant, risk-adjusted weighted average cost of capital, which considers industry specific rates of return on debt and equity capital for a target industry capital structure, adjusted for risks associated with business size, geography and other factors specific to the reporting unit. Revenue growth rates and EBITDA margin, especially in the outer years of a forecast, involve a greater degree of uncertainty. Further, a future change in the discount rate, as a result of a change in economic conditions or otherwise, could result in the carrying values of the reporting units exceeding their respective fair values.

We performed our annual goodwill impairment analysis for each of our reporting units at the beginning of the fourth quarter of fiscal 2024. Based on this analysis, we determined that the fair value of each of our reporting units was in excess of its carrying value. However, as noted in Note 7 to the consolidated financial statements in this Annual Report, the fair value of the Nordic Lights and North American Automotive (“NAA”) reporting units exceeded their carrying value by less than 10%. As discussed below, the NAA reporting unit goodwill was fully impaired as of April 27, 2024. We performed a sensitivity analysis for the significant assumptions used in the goodwill impairment testing analysis for the Nordic Lights reporting unit. The sensitivities were calculated in isolation using the income approach and keeping all other assumptions constant. The cash flow sensitivities do not consider the offsetting impact of a lower discount rate assumption to reflect the reduced risk in estimated future cash flow growth used under the income approach or the related impacts on pricing multiples used under the market approach.

•
A hypothetical increase in the discount rate of 50 basis points would result in goodwill impairment of approximately $6.0 million; and
•
A hypothetical decrease in cash flows of 10% over the entire forecast period would result in goodwill impairment of approximately $14.0 million.

In addition to our annual goodwill impairment analysis, we identified impairment triggering events at interim evaluation dates in fiscal 2024, which were associated with a sustained decrease in our publicly quoted share price, market capitalization and lower than expected operating results. We quantitatively assessed certain reporting units which performed substantially below the forecast used in our last quantitative impairment test. The reporting units that were quantitatively assessed were NAA and European Automotive (“EA”), and we determined the carrying value of these reporting units exceeded their fair value. As a result, in fiscal 2024, we recognized a total non-cash goodwill impairment charge of $105.9 million ($99.8 million for NAA and $6.1 million for EA) that reflected a full impairment of the related goodwill balances.

Impairment of long-lived assets. We evaluate whether events and circumstances have occurred which indicate that the remaining estimated useful lives of our intangible assets, excluding goodwill, and other long-lived assets, may warrant revision or that the remaining balance of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset group over its fair value. Assumptions and estimates about future values and the remaining useful lives are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

Income taxes. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. In calculating our effective income tax rate, we make judgments regarding certain tax positions, including the timing and amount of deductions and allocations of income among various tax jurisdictions. When determining whether we will be able to realize deferred tax assets, judgment is used to evaluate the positive and negative evidence, including forecasting taxable income using historical and future operating results.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by assessing the adequacy of future expected taxable income, including the reversal of existing temporary differences, historical and projected operating results, and the availability of prudent and feasible tax planning strategies. As of April 27, 2024, we had a valuation allowance of $5.8 million. In the event our operating performance improves or deteriorates in a filing jurisdiction or entity, future assessments could conclude a smaller or larger valuation allowance will be needed. Due to the complexity of some of these uncertainties, the ultimate resolution may be materially different from the current estimate.

Some or all of management’s judgments are subject to review by the taxing authorities. If one or more of the taxing authorities were to successfully challenge our right to realize some or all of the tax benefit we have recorded, and we were unable to realize this benefit, it could have a material adverse effect on our financial results and cash flows. Further, if we are unable to generate sufficient future taxable income, there is a material change in the actual effective tax rates, a change to the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase the valuation allowance against deferred tax assets, resulting in an increase in income tax expense and the effective tax rate.

Business combinations. As described in Note 1 to the consolidated financial statements in this Annual Report, we account for business combinations using the acquisition method of accounting whereby the identifiable assets and liabilities of the acquired business, as well as any noncontrolling interest in the acquired business, are recorded at their estimated fair values as of the date that we obtain control of the acquired business. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows and discount rates, among other items.

We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors. The fair value determination requires a number of judgments, particularly around forecasted revenue growth rates, customer attrition, and discount rates. For example and as discussed in Note 3 to the consolidated financial statements in this Annual Report, we recorded a customer relationships intangible asset in connection with the Nordic Lights acquisition of $77.3 million. We performed a sensitivity analysis for the significant assumptions used in the measurement of the customer relationships intangible asset. The sensitivities were calculated in isolation using the income approach and keeping all other assumptions constant. The sensitivity for the customer attrition rate does not consider the offsetting impact of a lower discount rate assumption to reflect the reduced risk in estimated future cash flow growth used under the income approach.

•
A hypothetical increase in the discount rate of 100 basis points would result in a decrease in the valuation of approximately $6.3 million; and
•
A hypothetical increase in the expected customer attrition rate over the entire forecast period of approximately 250 basis points would result in a decrease in the valuation of approximately $15.7 million.

If actual results are materially different than the assumptions we used to determine fair value of the assets and liabilities acquired through a business combination, it is possible that adjustments to the carrying values of such assets and liabilities will have an impact on net income.

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

A portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. We use foreign currency forward contracts to provide an economic hedge against balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. The forward contracts have a maturity of less than three months and are not designated as hedging instruments. As of April 27, 2024, the notional value of these outstanding contracts was $110.9 million. These hedges are intended to reduce, but may not entirely eliminate, foreign currency exchange risk. The impact of a change in the foreign currency exchange rates on our foreign currency forward contracts will generally be offset against the gain or loss from the re-measurement of the underlying balance sheet exposure.

The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the reporting period. Translation adjustments are not included in determining net income but are included in accumulated other comprehensive income (loss) within shareholders’ equity on the consolidated balance sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. As of April 27, 2024, the cumulative net currency translation adjustments decreased shareholders’ equity by $36.5 million. As described in Note 8, “Derivative Financial Instruments and Hedging Activities” to our consolidated financial statements included in this Annual Report, in order to manage certain translational exposure to the euro, we have designated euro-denominated borrowings of $294.0 million as a net investment hedge in our euro-denominated subsidiaries. We have also entered into a euro-denominated cross-currency swap which is designated as a net investment hedge in our euro-denominated subsidiaries. The effective portion of the gains or losses designated as net investment hedges are recognized within the cumulative translation adjustment component in the consolidated statements of comprehensive income to offset changes in the value of the net investment in these foreign currency-denominated operations.

Interest rate risk

We are exposed to interest rate risk on borrowings under our Credit Agreement which are based on variable rates. As of April 27, 2024, we had $333.0 million of borrowings under our Credit Agreement. We manage our interest rate exposures through the use of interest rate swaps to effectively convert a portion of our variable-rate debt to a fixed rate. The notional amount of our interest rate swaps was $141.3 million as of April 27, 2024. Based on borrowings outstanding under our Credit Agreement at April 27, 2024, net of the interest rate swaps, we estimate that a 1% increase in interest rates would result in increased annual interest expense of $1.5 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 27, 2024. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s applicable rules and forms. Based upon this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of April 27, 2024 due to material weaknesses in internal control over financial reporting, as described below.

Notwithstanding the ineffectiveness of our disclosure controls and procedures due to the material weaknesses in our internal control over financial reporting as of April 27, 2024, we believe there are no material inaccuracies or omissions of material fact in this Form 10-K and, to the best of our knowledge, we believe that the consolidated financial statements in this Form 10-K fairly present in all material aspects our financial condition, results of operations and cash flows in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Interim Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 27, 2024, based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in its internal control over financial reporting associated with ineffective information technology general controls (ITGCs) over one of its information technology (IT) systems that is relevant to the preparation of the financial information at a substantial portion of the Company’s subsidiaries throughout the year ended April 27, 2024, which resulted in ineffective business process controls (automated and IT-dependent manual controls) that could result in misstatements potentially impacting significant financial statement accounts and disclosures. Specifically, management did not design and execute program change management controls to provide reasonable assurance that IT program changes affecting financial applications are authorized, tested, and implemented appropriately. As a result, business process controls (automated and IT-dependent manual controls) that are reliant on the affected ITGCs, or that use data produced from the affected systems, were deemed ineffective at April 27, 2024.

Management also identified a material weakness associated with ineffective controls over its impairment analyses for goodwill. Specifically, management did not retain sufficient contemporaneous documentation to demonstrate the operation of sufficiently precise review controls over certain significant assumptions used in the determination of fair value of its reporting units.

Management also identified a material weakness associated with ineffective controls related to the application of GAAP to non-routine events and conditions. Specifically, we did not design and maintain controls to properly evaluate all of the events and conditions relevant to the Company’s going concern evaluation, including the assessment and disclosure of management’s plans in accordance with GAAP.

Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of April 27, 2024. Management reviewed the results of its assessment with the Audit Committee. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting. This report is included on page F-4 of this Annual Report.

Previously Reported Material Weakness

As previously reported in our Annual Report on Form 10-K for the year ended April 29, 2023, management had identified a material weakness in its control environment related to revenue at a business unit in our Automotive segment. Specifically, we did not maintain effective review, approval and validation controls over pricing data entered into the business unit's financial system and non-standard contract terms.

Our management, under the oversight of the Audit Committee, implemented several measures as part of our remediation efforts that included, among other items, (1) executing a new control and enhancing the design and operating effectiveness of existing internal controls over the review, approval and validation of customer pricing data and non-standard contract terms; and (2) developing and deploying additional training programs around the operation and importance of internal controls. These measures have resulted in the remediation of the previously reported material weakness. However, to the degree that business process controls that were executed as part of our remediation efforts use data produced from the system affected by the ineffective ITGCs discussed above, those controls which use or rely upon that data are included in consideration of the ITGC material weakness described above.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We and our Board of Directors treat the controls surrounding, and the integrity of, our financial statements with the utmost priority. Management is committed to the planning and implementation of remediation efforts to address control deficiencies and any other identified areas of risk. These remediation efforts are intended to both address the identified material weaknesses and to enhance our overall financial control environment. We will not consider the material weaknesses remediated until the enhanced controls are operational for a sufficient period of time and tested, enabling us to conclude that the enhanced controls are operating effectively.

We are committed to maintaining a strong internal control environment. Our remediation efforts will include, among other items, (1) enhancing the design and operating effectiveness of internal controls over IT change management, review of significant assumptions used in goodwill impairment analyses, and the application of GAAP to non-routine events and conditions; and (2) developing and deploying additional training programs around the operation and importance of these controls. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to strengthen controls or to modify the remediation plan described above.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts implemented in connection with the previously reported material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Interim Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by a management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

Second Amendment to Second Amended and Restated Credit Agreement and First Amendment to Second Amended and Restated Guaranty

Because we are filing this Annual Report within four business days after the triggering event, we are making the following disclosure under this Item 9B, “Other Information” instead of filing a Current Report on Form 8-K under Item 1.01, Entry into a Material Definitive Agreement, and Item 2.03, Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On July 9, 2024, the Company entered into a Second Amendment to Second Amended and Restated Credit Agreement and First Amendment to Second Amended and Restated Guaranty (the “Second Amendment”) among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other Lenders party thereto and other parties thereto.

The Second Amendment amended the Company’s Second Amended and Restated Credit Agreement, dated as of October 31, 2022, and as previously amended pursuant to that certain First Amendment to Second Amended and Restated Credit Agreement, dated as of March 6, 2024 (which credit agreement, as previously amended by such first amendment, is referred to in this Item 9B, “Other Information” section of this Annual Report as the “Credit Agreement”), among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other Lenders party thereto and the other parties thereto. The Second Amendment, among other things:

(i) reduced the revolving credit commitments from $750 million to $500 million;

(ii) granted a security interest in substantially all of the personal property of the Company and its U.S. subsidiaries that are guarantors, including 100% of the equity interests of their respective U.S. subsidiaries and 65% of the equity interests of their respective foreign subsidiaries (or such greater amount to the extent such pledge could not reasonably cause adverse tax consequences);

(iii) amended the financial covenant that had required that the Company’s consolidated interest coverage ratio as of the end of each fiscal quarter not be less than 3.50:1.00 to instead require that the Company’s consolidated interest coverage ratio not be less than (a) 2.95:1.00 as of the end of the fiscal quarter ending July 27, 2024, (b) 2.45:1.00 as of the end of the fiscal quarter ending October 26, 2024, (c) 2.65:1.00 as of the end of the fiscal quarter ending January 25, 2025, (d) 3.15:1.00 as of the end of the fiscal quarter ending April 26, 2025 and (e) 3.50:1.00 as of the end of any fiscal quarter ending thereafter;

(iv) amended the financial covenant that had required (subject to certain exceptions) that the Company’s consolidated leverage ratio be no more than (a) 4.00:1.00 as of the end of the fiscal quarters ending July 27, 2024 and October 26, 2024 and (b) 3.25:1.00 as of the end of any fiscal quarter ending thereafter to instead require (subject to certain exceptions) that the Company’s consolidated leverage ratio be no more than (a) 4.60:1.00 as of the end of the fiscal quarter ending July 27, 2024, (b) 5.00:1.00 as of the end of the fiscal quarter ending October 26, 2024, (c) 5.00:1.00 as of the end of the fiscal quarter ending January 25, 2025, (d) 4.25:1.00 as of the end of the fiscal quarter ending April 26, 2025 and (e) 3.75:1.00 as of the end of any fiscal quarter ending thereafter;

(v) increased the interest rate during any period that the Company’s consolidated leverage ratio is greater than 4.50:1.00 until a compliance certificate is delivered showing a lower consolidated leverage ratio and provided that such increased interest rate shall in any event apply from the effective date of the Second Amendment until the compliance certificate is delivered for the fiscal quarter ending April 26, 2025, so that during those periods (a) loans denominated in US dollars will bear interest at either (x) an adjusted base rate plus 2.00% or (y) an adjusted term SOFR rate or term SOFR daily floating rate (in each case, as determined in accordance with the provisions of the Credit Agreement, as amended by the Second Amendment), in each case plus 3.00% and (b) loans denominated (I) in euros will bear interest at the Euro Interbank Offered Rate, (II) in pounds sterling will bear interest at the Sterling Overnight Index Average Reference Rate, (III) in Singapore dollars will bear interest at the Singapore Interbank Offered Rate, (IV) in Canadian dollars will bear interest at the forward-looking term rate based on the Canadian Overnight Repo Rate Average and (V) in Hong Kong dollars will bear interest at the Hong Kong Interbank Offered Rate (in each case, as determined in accordance with the provisions of the Credit Agreement, as amended by the Second Amendment), in each case plus 3.00%;

(vi) added a requirement to provide monthly financial statements to the lenders through the period ending on July 25, 2025;

(vii) decreased from $50 million to $25 million, for the period from the effective date of the Second Amendment to the date the Company’s financial statements are delivered for the fiscal quarter ending July 25, 2025, the general basket exceptions to certain covenants restricting certain Company investments, liens and indebtedness;

(viii) increased from 15% of consolidated tangible assets to 20% of consolidated tangible assets, for fiscal year 2025, the general basket exception to a covenant restricting certain Company dispositions of property;

(ix) added an “anti-cash hoarding” requirement, applicable during the period from the effective date of the Second Amendment until the earlier to occur of (a) the delivery of financial statements and a compliance certificate for the fiscal quarter ending July 25, 2025 and (b) the delivery of compliance certificates for two consecutive fiscal quarters demonstrating that the Company’s consolidated leverage ratio as of the last day of such fiscal quarters was less than 3.00:1.00, that if the Company has cash on hand (subject to certain exceptions) of more than $65 million for 10 consecutive business days, the Company shall prepay the indebtedness under the credit facility by the amount of such excess; and

(x) amended the investment, restricted payment and indebtedness baskets (1) that had allowed for unlimited investments, restricted payments and indebtedness, as applicable, during the period to and including the date of reporting for the fiscal quarter ending on January 25, 2025, so long as the Company’s pro forma consolidated leverage ratio is no greater than 3.50:1.00 (or 3.00:1.00 in the case of restricted payments), to instead provide that such applicable period will be to and including the date of reporting for the fiscal quarter ending on July 25, 2025 (instead of January 25, 2025), and (2) that had allowed for unlimited investments, restricted payments and indebtedness, as applicable, after the date of reporting for the fiscal quarter ending on January 25, 2025, so long as the Company’s pro forma consolidated leverage ratio is at least 0.25:1.00 lower than the maximum ratio permitted under the applicable financial covenant, to instead provide that such applicable period will be after the date of reporting for the fiscal quarter ending on July 25, 2025 (instead of January 25, 2025).

The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the Second Amendment, which is filed as Exhibit 10.44 to this Annual Report and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding our directors and corporate governance matters is incorporated by reference herein to the definitive proxy statement for our 2024 annual meeting under the captions “Proposal One Election of Directors” and “Corporate Governance.” The information required by this item regarding our executive officers appears as a supplementary item following Item 4 under Part I of this Annual Report. The information required by this item regarding compliance with Section 16(a) of the Exchange Act and information regarding our Audit Committee is incorporated by reference herein to the definitive proxy statement for our 2024 annual meeting under the captions “Delinquent Section 16(a) Reports” and “Audit Committee Matters,” respectively.

Our Board of Directors has adopted a Code of Business Conduct (the “Code”) that applies to our directors, our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, as well as other employees. The Code is publicly available on our website at www.methode.com. If we make any substantive amendments to the Code or grant any waiver, including any implicit waiver, from a provision of the Code to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable rules and regulations. The information contained on our website is not incorporated by reference into this Annual Report.

Our Board of Directors has adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by directors, officers and employees, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. Our insider trading policy has been filed as Exhibit 19 to this Annual Report. Our insider trading policy does not apply directly to repurchases of stock by the Company, but our practice in the past has generally been to follow the policy’s guidelines in connection with stock repurchases by effecting trades either during open window periods under the policy or through adoption, during an open window period, of a pre-arranged trading plan that satisfies the affirmative defense requirements of Rule 10b5-1 under the Exchange Act. We reserve the right to purchase securities outside of the scope of the insider trading policy subject to compliance with applicable laws.

Item 11. Executive Compensation

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2024 annual meeting under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation Tables”, “CEO Pay Ratio”, “Pay for Performance” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2024 annual meeting under the caption “Security Ownership.”

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of April 27, 2024. All outstanding awards relate to our common stock. Shares issued under all of the following plans may be from our treasury, newly issued or both.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,816,633	37.01(1)	4,960,454
Equity compensation plans not approved by security holders	—	—	—
Total	1,816,633	$37.01	4,960,454
(1)
The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock awards and restricted stock units, since recipients are not required to pay an exercise price to receive the shares subject to these awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2024 annual meeting under the captions “Corporate Governance” and “Transactions with Related Persons.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2024 annual meeting under the caption “Audit Committee Matters.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

10.15*	Form of 2020 Long-Term Performance-Based Award Agreement (CEO) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2020).

10.16*	Form of 2020 Long-Term Performance-Based Award Agreement (COO, CFO and CHRO) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.17*	Form of 2020 Long-Term Performance-Based Award Agreement (Dabir) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.18*	Form of 2020 Long-Term Time-Based Award Agreement (CEO) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.19*	Form of 2020 Long-Term Time-Based Award Agreement (COO, CFO and CHRO) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.20*	Form of 2020 Long-Term Time-Based Award Agreement (Dabir) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.21*

Methode Electronics, Inc. Deferred Compensation Plan, as amended and restated as of November 12, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2020).

10.22*

Long-Term Performance-Based Award Agreement dated as of September 29, 2020 between the Company and Kevin Martin (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on June 23, 2022).

10.23*

Long-Term Time-Based Award Agreement dated as of September 29, 2020 between the Company and Kevin Martin (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on June 23, 2022).

10.24*	Methode Electronics, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 14, 2022).
10.25

Second Amended and Restated Credit Agreement, entered into as of October 31, 2022, among Methode Electronics, Inc., each Lender party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 1, 2022).

10.26*	Amendment to Change in Control Agreement dated December 14, 2022 (CEO) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 19, 2022).
10.27*

Amendment to Change in Control Agreement dated December 14, 2022 (NEOs other than CEO) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 19, 2022).

10.28*

Long-Term Performance-Based Award Agreement dated as of September 14, 2022 between the Company and Kerry Vyverberg (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 7, 2023).

10.29*

Long-Term Time-Based Award Agreement dated as of September 14, 2022 between the Company and Kerry Vyverberg (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 7, 2023).

10.30*

Restricted Stock Unit Award Agreement effective as of June 16, 2021 between the Company and Kerry Vyverberg (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on September 7, 2023).

10.31*

Retention, Transition Services and Consulting Agreement between the Company and Donald W. Duda dated August 31, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 31, 2023).

10.32*	Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2023).
10.33*

Offer Letter dated December 18, 2023 between Methode Electronics, Inc. and Avinash Avula (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 19, 2023).

10.34*

Change in Control Agreement dated January 29, 2024 between Methode Electronics, Inc. and Avinash Avula (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on March 7, 2024).

10.35*

Restricted Stock Unit Award Agreement effective as of January 29, 2024 between Methode Electronics, Inc. and Avinash Avula (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on March 7, 2024).

10.36*

Amended and Restated Change in Control Agreement dated December 6, 2023 between Methode Electronics, Inc. and Kevin M. Martin (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on March 7, 2024).

10.37*

Amended and Restated Change in Control Agreement dated December 6, 2023 between Methode Electronics, Inc. and Kerry A. Vyverberg (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on March 7, 2024).

10.38

First Amendment to Second Amended and Restated Credit Agreement, entered into as of March 6, 2024, among Methode Electronics, Inc., each Lender party thereto, Bank of America, N.A., as Administrative Agent, Swing Line

Lender and L/C Issuer, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2024).
10.39*

Retention and Consulting Agreement dated April 8, 2024 between Methode Electronics, Inc. and Ronald Tsoumas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2024).

10.40*

Executive Severance and Retention Agreement dated April 8, 2024 between Methode Electronics, Inc. and Avinash Avula (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2024).

10.41*

Offer Letter Amendment dated April 8, 2024 between Methode Electronics, Inc. and Avinash Avula (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2024).

10.42*	Addendum 1 to the Agreement for Consulting Services dated March 20, 2024 between Methode Electronics, Inc. and AlixPartners, LLP.
10.43*	Addendum 2 to the Agreement for Consulting Services dated May 6, 2024 between Methode Electronics, Inc. and AlixPartners, LLP.
10.44

Second Amendment to Second Amended and Restated Credit Agreement and First Amendment to Second Amended and Restated Guaranty, entered into as of July 9, 2024, among Methode Electronics, Inc., each Lender party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other parties thereto.

19	Methode Electronics, Inc. Insider Trading Policy.
21	Subsidiaries of Methode Electronics, Inc.
23	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.
97	Methode Electronics, Inc. Incentive Compensation Recovery Policy.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: July 11, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER J. ASPATORE	Chairman of the Board	July 11, 2024
Walter J. Aspatore

/s/ MARK D. SCHWABERO	Vice Chairman of the Board	July 11, 2024
Mark D. Schwabero

/s/ KEVIN NYSTROM	Interim Chief Executive Officer	July 11, 2024
Kevin Nystrom	(Principal Executive Officer)

/s/ RONALD L.G. TSOUMAS	Chief Financial Officer	July 11, 2024
Ronald L.G. Tsoumas	(Principal Financial Officer)

/s/ AMIT N. PATEL	Chief Accounting Officer	July 11, 2024
Amit N. Patel	(Principal Accounting Officer)

/s/ DAVID P. BLOM	Director	July 11, 2024
David P. Blom

/s/ THERESE M. BOBEK	Director	July 11, 2024
Therese M. Bobek

/s/ BRIAN J. CADWALLADER	Director	July 11, 2024
Brian J. Cadwallader

/s/ BRUCE K. CROWTHER	Director	July 11, 2024
Bruce K. Crowther

/s/ DARREN M. DAWSON	Director	July 11, 2024
Darren M. Dawson

/s/ JANIE GODDARD	Director	July 11, 2024
Janie Goddard

/s/ MARY A. LINDSEY	Director	July 11, 2024
Mary A. Lindsey

/s/ ANGELO V. PANTALEO	Director	July 11, 2024
Angelo V. Pantaleo

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Methode Electronics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and Subsidiaries (the Company) as of April 27, 2024, and April 29, 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended April 27, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 27, 2024 and April 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended April 27, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 27, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 11, 2024 expressed an adverse opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment of the Nordic Lights and North American Automotive Reporting Units

Description of the Matter

At April 27, 2024, the Company’s Nordic Lights and North American Automotive (NAA) reporting units had $43.9 million and $0 of goodwill, respectively, as disclosed in Note 7 to the consolidated financial statements. Goodwill is tested for impairment at least annually or when impairment indicators are present. The Company determined the fair value of its Nordic Lights reporting unit exceeded the carrying value. The Company recognized aggregate impairment charges of $99.8 million related to the NAA reporting unit during the year ended April 27, 2024.

Auditing management’s goodwill impairment assessment of the Nordic Lights and NAA reporting units was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units. The more subjective assumptions used in the fair value estimate were projections of future revenue growth rates and earnings before interest, taxes, depreciation and amortization margin and the discount rate, which are all affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

To test the estimated fair value of the Nordic Lights and NAA reporting units, our audit procedures included, among others, assessing methodologies and testing the significant assumptions described above and the underlying data used by the Company in its analysis. For example, we compared significant assumptions to historical performance and other guideline companies within the same industry. We performed a sensitivity analysis of the significant assumptions when necessary to evaluate the change in the fair value of the reporting units resulting from changes in the assumptions. We also assessed the historical accuracy of management’s forecasting process and involved our valuation specialists to evaluate the model, methods, and certain significant assumptions, such as the discount rate.

Valuation of Customer Relationships Intangible Asset Acquired in the Nordic Lights Business Combination

Description of the Matter

As discussed in Note 3 to the consolidated financial statements, during the fiscal year ended April 27, 2024, the Company finalized its accounting for the acquisition of Nordic Lights. The acquisition was accounted for as a business combination, which requires, among other things, the assets acquired and the liabilities assumed to be recognized at fair value as of the acquisition date. The Company recognized approximately $77.3 million of acquired customer relationships intangible asset related to the Nordic Lights acquisition.

Auditing management’s accounting for the Nordic Lights acquisition required complex auditor judgment due to the significant measurement uncertainty in determining the fair value of the customer relationships intangible asset acquired. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation model, as well as the sensitivity of the assumptions to the fair value. The significant assumptions used to estimate the fair value of the customer relationships intangible asset included the forecasted revenue growth rate, customer attrition rate, and discount rate, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for the business combination. For example, we tested controls over the valuation of the customer relationships intangible asset, including management’s review of the significant assumptions in estimating the fair value of the customer relationships intangible asset.

To test the fair value of the customer relationships intangible asset, our audit procedures included, among others, assessing the valuation methodology, testing the significant assumptions described above, and testing the completeness and accuracy of the underlying data used by the Company. Our testing procedures over the significant assumptions included, among others, comparing the forecasted revenue growth and customer attrition rates to the historical results of the acquired business. We assessed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the customer relationships intangible asset resulting from changes in the assumptions. We also involved our valuation specialists to assist in evaluating the valuation methodology and certain significant assumptions used in the fair value estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1966.

Chicago, Illinois

July 11, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Methode Electronics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Methode Electronics, Inc. and subsidiaries’ internal control over financial reporting as of April 27, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Methode Electronics, Inc. and Subsidiaries (the Company) has not maintained effective internal control over financial reporting as of April 27, 2024, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in internal control over financial reporting associated with ineffective information technology general controls (ITGCs) over one of its information technology (IT) systems that is relevant to the preparation of the financial information at a substantial portion of the Company’s subsidiaries, its impairment analyses for goodwill and the application of US generally accepted accounting principles to non-routine events and conditions. As a result of the ineffective ITGCs, business process controls (automated and IT-dependent manual controls) that are reliant on the ineffective ITGCs, or that use data produced from the affected system, were deemed ineffective at April 27, 2024.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated July 11, 2024, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois

July 11, 2024

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	April 27, 2024	April 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$161.5	$157.0
Accounts receivable, net	262.6	314.3
Inventories	186.2	159.7
Income tax receivable	4.0	12.9
Prepaid expenses and other current assets	18.7	20.5
Assets held for sale	4.7	—
Total current assets	637.7	664.4
Long-term assets:
Property, plant and equipment, net	212.1	220.3
Goodwill	169.9	301.9
Other intangible assets, net	256.7	256.7
Operating lease right-of-use assets, net	26.7	28.4
Deferred tax assets	34.7	33.6
Pre-production costs	44.1	36.1
Other long-term assets	21.6	37.7
Total long-term assets	765.8	914.7
Total assets	$1,403.5	$1,579.1

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$132.4	$138.7
Accrued employee liabilities	38.0	36.7
Other accrued liabilities	46.0	34.5
Short-term operating lease liabilities	6.7	6.8
Short-term debt	0.2	3.2
Income tax payable	8.1	8.1
Total current liabilities	231.4	228.0
Long-term liabilities:
Long-term debt	330.7	303.6
Long-term operating lease liabilities	20.6	21.8
Long-term income tax payable	9.3	16.7
Other long-term liabilities	16.8	14.3
Deferred tax liabilities	28.7	41.8
Total long-term liabilities	406.1	398.2
Total liabilities	637.5	626.2
Redeemable noncontrolling interest	—	11.1
Shareholders' equity:
Common stock, $0.50 par value, 100,000,000 shares authorized, 36,650,909 shares and 37,167,375 shares issued as of April 27, 2024 and April 29, 2023, respectively	18.3	18.6
Additional paid-in capital	183.6	181.0
Accumulated other comprehensive loss	(36.7)	(19.0)
Treasury stock, 1,346,624 shares as of April 27, 2024 and April 29, 2023	(11.5)	(11.5)
Retained earnings	612.3	772.7
Total shareholders' equity	766.0	941.8
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$1,403.5	$1,579.1

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Net sales	$1,114.5	$1,179.6	$1,163.6

Cost of products sold	935.7	915.5	898.7

Gross profit	178.8	264.1	264.9

Selling and administrative expenses	160.9	154.9	134.1
Goodwill impairment	105.9	—	—
Amortization of intangibles	24.0	18.8	19.1

(Loss) income from operations	(112.0)	90.4	111.7

Interest expense, net	16.7	2.7	3.5
Other income, net	(0.6)	(2.4)	(10.3)

Pre-tax (loss) income	(128.1)	90.1	118.5

Income tax (benefit) expense	(4.8)	13.0	16.3

Net (loss) income	(123.3)	77.1	102.2
Net income attributable to redeemable noncontrolling interest	—	—	—
Net (loss) income attributable to Methode	$(123.3)	$77.1	$102.2

(Loss) income per share attributable to Methode:
Basic	$(3.48)	$2.14	$2.74
Diluted	$(3.48)	$2.10	$2.70

Cash dividends per share	$0.56	$0.56	$0.56

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Net (loss) income	$(123.3)	$77.1	$102.2

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(16.7)	10.7	(42.0)
Derivative financial instruments	(1.0)	(2.9)	9.1
Other comprehensive (loss) income	(17.7)	7.8	(32.9)
Comprehensive (loss) income	(141.0)	84.9	69.3
Comprehensive income attributable to redeemable noncontrolling interest	—	—	—
Comprehensive (loss) income attributable to Methode	$(141.0)	$84.9	$69.3

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Redeemable noncontrolling interest	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of May 1, 2021	$—	39,644,913	$19.8	$157.6	$6.1	$(11.5)	$746.0	$918.0
Issuance of restricted stock, net of tax withholding	—	44,245	0.1	(0.1)	—	—	(0.3)	(0.3)
Stock-based compensation expense	—	—	—	11.0	—	—	—	11.0
Exercise of stock options	—	13,000	—	0.5	—	—	—	0.5
Purchases of common stock	—	(1,425,190)	(0.7)	—	—	—	(63.0)	(63.7)
Other comprehensive loss	—	—	—	—	(32.9)	—	—	(32.9)
Net income	—	—	—	—	—	—	102.2	102.2
Dividends on common stock	—	—	—	—	—	—	(21.0)	(21.0)
Balance as of April 30, 2022	—	38,276,968	19.2	169.0	(26.8)	(11.5)	763.9	913.8
Issuance of restricted stock, net of tax withholding	—	63,643	—	—	—	—	(0.5)	(0.5)
Cancellation of restricted stock	—	(16,000)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	10.5	—	—	—	10.5
Exercise of stock options	—	40,000	—	1.5	—	—	—	1.5
Purchases of common stock	—	(1,197,236)	(0.6)	—	—	—	(47.5)	(48.1)
Acquired redeemable noncontrolling interest	11.3	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	7.8	—		7.8
Net income	—	—	—	—	—	—	77.1	77.1
Dividend declared to noncontrolling interest	(0.2)	—	—	—	—	—	—	—
Dividends on common stock	—	—	—	—	—	—	(20.3)	(20.3)
Balance as of April 29, 2023	11.1	37,167,375	18.6	181.0	(19.0)	(11.5)	772.7	941.8
Issuance of restricted stock, net of tax withholding	—	255,120	0.1	(0.1)	—	—	(3.8)	(3.8)
Cancellation of restricted stock	—	(144,000)	(0.1)	0.1	—	—	—	—
Stock-based compensation expense	—	—	—	2.6	—	—	—	2.6
Purchases of common stock	—	(627,586)	(0.3)	—	—	—	(13.6)	(13.9)
Purchase of redeemable noncontrolling interest	(11.1)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(17.7)	—	—	(17.7)
Net loss	—	—	—	—	—	—	(123.3)	(123.3)
Dividends on common stock	—	—	—	—	—	—	(19.7)	(19.7)
Balance as of April 27, 2024	$—	36,650,909	$18.3	$183.6	$(36.7)	$(11.5)	$612.3	$766.0

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Operating activities:
Net (loss) income	$(123.3)	$77.1	$102.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	57.9	49.5	52.6
Stock-based compensation expense	3.6	11.5	11.8
Change in cash surrender value of life insurance	(1.2)	0.3	0.1
Amortization of debt issuance costs	0.8	0.7	0.7
(Gain) loss on sale of property, plant and equipment	(1.9)	0.6	(0.3)
Impairment of long-lived assets	2.3	0.7	3.1
Goodwill impairment	105.9	—	—
Change in deferred income taxes	(20.8)	(4.6)	(2.1)
Other	0.4	0.5	0.5
Changes in operating assets and liabilities:
Accounts receivable	48.0	(21.0)	(2.0)
Inventories	(30.7)	8.9	(39.3)
Prepaid expenses and other assets	6.9	(25.4)	1.5
Accounts payable	(4.7)	19.8	(8.7)
Other liabilities	4.3	14.2	(21.3)
Net cash provided by operating activities	47.5	132.8	98.8

Investing activities:
Purchases of property, plant and equipment	(50.2)	(42.0)	(38.0)
Proceeds from redemption of life insurance	10.8	—	—
Proceeds from settlement of net investment hedge	0.6	—	—
Proceeds from disposition of assets	21.3	3.5	0.6
Acquisition of business, net of cash acquired	—	(114.6)	—
Net cash used in investing activities	(17.5)	(153.1)	(37.4)

Financing activities:
Taxes paid related to net share settlement of equity awards	(3.8)	(0.5)	(0.3)
Repayments of finance leases	(0.2)	(0.4)	(0.7)
Debt issuance costs	(1.1)	(3.2)	—
Proceeds from exercise of stock options	—	1.5	0.5
Purchases of common stock	(13.7)	(48.1)	(64.5)
Cash dividends	(19.9)	(19.8)	(20.4)
Purchase of redeemable noncontrolling interest	(10.9)	—	—
Proceeds from borrowings	237.9	344.7	—
Repayments of borrowings	(207.2)	(271.0)	(29.2)
Net cash (used in) provided by financing activities	(18.9)	3.2	(114.6)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(6.6)	2.1	(8.0)
Increase (decrease) in cash and cash equivalents	4.5	(15.0)	(61.2)
Cash and cash equivalents at beginning of the year	157.0	172.0	233.2
Cash and cash equivalents at end of the year	$161.5	$157.0	$172.0

Supplemental cash flow information:
Cash paid during the period for:
Interest	$17.0	$5.6	$3.6
Income taxes, net of refunds	$15.0	$25.6	$32.3

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

Financial reporting periods. The Company maintains its financial records on the basis of a 52 or 53-week fiscal year ending on the Saturday closest to April 30. Fiscal 2024 ended on April 27, 2024, fiscal 2023 ended on April 29, 2023 and fiscal 2022 ended on April 30, 2022, and each represented 52 weeks of results.

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

Cash and cash equivalents. Cash and cash equivalents consist of cash and highly liquid investments with a maturity of three months or less. Highly liquid investments include money market funds which are classified within Level 1 of the fair value hierarchy. As of April 27, 2024 and April 29, 2023, the Company had a balance of $73.2 million and $1.3 million, respectively, in money market accounts.

Accounts receivable and allowance for doubtful accounts. Accounts receivable are customer obligations due under normal trade terms and are presented net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the current expected credit loss impairment model. The Company applies a historical loss rate based on historic write-offs to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The Company may also record a specific reserve for individual accounts when it becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. The allowance for doubtful accounts balance was $1.4 million and $1.3 million as of April 27, 2024 and April 29, 2023, respectively.

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

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Customer A	14.6%	18.7%	23.3%
Customer B	*	10.8%	*

* less than 10%

At April 27, 2024 and April 29, 2023, no customer accounted for greater than 10% of the Company’s accounts receivable.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets held for sale. The Company classifies long-lived assets to be sold as held for sale in the period in which all of the required criteria under Accounting Standards Codification (“ASC”) 360 “Impairment or disposal of long-lived assets” are met. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon determining that a long-lived asset meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets as “Assets held for sale” on the consolidated balance sheets. Assets held for sale at April 27, 2024 are non-core assets in the Automotive and Corporate segments.

Business combinations. The Company accounts for business combinations using the acquisition method. The purchase price of an acquired business is allocated to its identifiable assets and liabilities based on estimated fair values. Determining the fair values of assets acquired and liabilities assumed requires management’s judgment, the utilization of independent appraisal firms and often involves the use of significant estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, actuarial assumptions, and appropriate discount rates, among other items. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date. See Note 3, “Acquisition and Disposition” for additional information.

Goodwill. Goodwill is not amortized but is tested for impairment on at least an annual basis as of the beginning of the fourth quarter each year, or more frequently if indicators of potential impairment exists. Goodwill is evaluated at the reporting unit level by comparing the fair value of the reporting unit with its carrying amount including goodwill. An impairment of goodwill exists if the carrying amount of the reporting unit exceeds its fair value. The impairment loss is the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill allocated to that reporting unit.

In performing the goodwill impairment test, the Company may first assess qualitative factors to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if the Company elects not to perform a qualitative assessment of a reporting unit, the Company then compares the fair value of the reporting unit to the related net book value. See Note 7, “Goodwill and Other Intangible Assets” for additional information regarding the Company’s goodwill impairment assessment for fiscal 2024.

Amortizable intangible assets. Amortizable intangible assets consist primarily of fair values assigned to customer relationships and trade names. Amortization is recognized over the useful lives of the intangible assets, generally up to 20 years, using the straight-line method. See Note 7, “Goodwill and Other Intangible Assets” for additional information.

Impairment of long-lived assets. The Company evaluates whether events and circumstances have occurred which indicate that the remaining estimated useful lives of its intangible assets, excluding goodwill, and other long-lived assets, may warrant revision or that the remaining balance of such assets may not be recoverable. If impairment indicators exist, the Company performs an impairment analysis by comparing the undiscounted cash flows resulting from the use of the asset group to the carrying amount. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized based on the excess of the asset’s carrying amount over its fair value. See Note 4, “Restructuring and Asset Impairment Charges” for additional information.

Pre-production costs related to long-term supply arrangements. The Company incurs pre-production tooling costs related to products produced for its customers under long-term supply arrangements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable by the customer. As of April 27, 2024 and April 29, 2023, the Company had $44.1 million and $36.1 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs for molds, dies and other tools used in products produced for its customers under long-term supply arrangements for which the Company has title are capitalized in property, plant and equipment and depreciated over the shorter of the life of the arrangement or over the estimated useful life of the assets. Company owned tooling was $14.0 million and $12.2 million as of April 27, 2024 and April 29, 2023, respectively.

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

Redeemable noncontrolling interest. The Company reports noncontrolling interests in the mezzanine (“temporary equity”) section, between liabilities and equity, of the consolidated balance sheets, to the extent that such noncontrolling interests have redemption features that are not solely within the control of the Company. The carrying amount of the redeemable noncontrolling interest, initially valued at fair value as part of acquisition accounting, is adjusted each reporting period to equal the greater of the (i) redemption value or (ii) carrying value of the noncontrolling interest, adjusted each reporting period for income or loss attributable to the noncontrolling interest and any distributions made to date. See Note 3, “Acquisition and Disposition” for additional information.

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

Revenue recognition. Revenue is recognized in accordance with ASC 606, “Revenue from Contracts with Customers.” Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. From time to time, customers may negotiate annual price downs. Management has evaluated these price downs and determined that in some instances, these price downs give rise to a material right. In instances that a material right exists, a portion of the transaction price is allocated to the material right and recognized over the life of the contract.

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

Shipping and handling fees and costs. Shipping and handling fees billed to customers are included in net sales, and the related costs are included in selling and administrative expense.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring expense. Restructuring expense includes costs directly associated with exit or disposal activities. Such costs include employee severance and termination benefits, asset impairment charges, contract termination fees, and other exit or disposal costs. Employee termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable. Asset impairment charges relate to the impairment of ROU lease assets and equipment. Contract termination costs are recorded when notification of termination is given to the other party. See Note 4, “Restructuring and Asset Impairment Charges” for additional information.

Foreign currency translation. The functional currencies of the majority of the Company’s foreign subsidiaries are their local currencies. The results of operations of these foreign subsidiaries are translated into U.S. dollars using average monthly rates, while the assets and liabilities are translated using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains and losses arising from transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions, are included in the consolidated statements of operations in other income, net. Net foreign exchange losses were $2.2 million, $7.1 million and $1.9 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

Government incentives and grants. From time to time, the Company receives government grants in the form of cash grants and other incentives in return for past or future compliance with certain conditions. The Company accounts for funds received from government grants by analogy to International Accounting Standards 20, “Accounting for Government Grants and Disclosure of Government Assistance.” Accordingly, the Company recognizes government grants in the consolidated statements of operations when there is reasonable assurance that it will comply with the conditions associated with the grant and the grants will be received.

Government grants are recorded in the consolidated financial statements in accordance with their purpose as a reduction of expenses, a reduction of asset costs, or other income. Incentives related to specific operating activities are offset against the related expense in the period the expense is incurred. The Company recorded $0.5 million and $9.7 million of government grants as other income, net in fiscal 2024 and fiscal 2023, respectively. The Company recorded $0.3 million and $0.6 million of government grants as a reduction of cost of goods sold and selling and administrative expense in fiscal 2024 and fiscal 2023, respectively.

Some government grants are paid over a period of years and are recorded at amortized cost on the consolidated balance sheets. As of April 27, 2024 and April 29, 2023, grant receivables outstanding were $12.3 million and $17.8 million, respectively. The short-term and long-term portion of grant receivables are recorded on the consolidated balance sheets within accounts receivable, net and other long-term assets, respectively.

Research and development costs. Costs associated with the enhancement of existing products and the development of new products are charged to expense when incurred. Research and development expenses primarily relate to product engineering and design and development expenses and are classified as a component of cost of goods sold on the consolidated statements of operations. Research and development costs were $49.1 million, $35.0 million and $35.7 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

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

Related party transactions. The Company identifies related party transactions for disclosure in accordance with ASC 850, “Related Party Disclosures.” See Note 17, “Related Party Transactions” for additional information.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes to the observability of valuation inputs may result in a reclassification of levels for certain assets and liabilities within the fair value hierarchy.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments.

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured at the acquisition date in accordance with ASC 606, as if the acquirer had originated the contracts. Prior to the issuance of this ASU, contract assets and liabilities were recognized at fair value on the acquisition date. The Company adopted this ASU in the first quarter of fiscal 2024 on a prospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements or related disclosures and is only applicable to future business acquisitions.

New Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 will become effective for the Company’s annual reports beginning in fiscal 2025, and interim period reports beginning in the first quarter of fiscal 2026 on a retrospective basis. Early adoption is permitted. The adoption of this ASU will result in increased disclosures for the Company’s segments.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU No. 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income tax paid. ASU No. 2023-09 will become effective for the Company in the first quarter of fiscal 2026 and will be applied on a prospective basis, with a retrospective option. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on its income tax disclosures.

Recent Securities and Exchange Commission Final Rules Not Yet Effective

In March 2024, the SEC adopted new rules that will require registrants to disclose certain climate-related information in their annual reports and registration statements. The Company will be subject to the applicable requirements of the final rule in its Annual Report on Form 10-K for the year ended May 1, 2027. In April 2024, the SEC exercised its discretion to stay these rules pending the completion of judicial review of consolidated petitions challenging the validity of the rules. The Company is currently evaluating the impact of these rules in light of those legal challenges.

Note 2. Revenue

The Company generates revenue from manufacturing of products for customers in diversified global markets under multi-year programs. Typically, these programs do not contain a firm commitment by the customer for volume or price and do not reach the level of a performance obligation until the Company receives either a purchase order and/or a materials release from the customer for a specific quantity at a specified price, at which point an enforceable contract exists. Contracts may also provide for annual price reductions over the production life of a program, and prices may be adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors.

The majority of the Company’s revenue is recognized at a point in time. The Company has determined that the most definitive demonstration that control has transferred to a customer is physical shipment or delivery, depending on the contractual shipping terms, except for consignment transactions. Consignment transactions are arrangements where the Company transfers product to a customer location but retains ownership and control of such product until it is used by the customer. Revenue for consignment arrangements is recognized upon the customer’s usage. The Company’s revenue also includes customer cost recoveries, which represent reimbursements the Company receives from customers for incremental costs associated with spot purchases of raw materials and premium freight incurred in fulfilling its performance obligation to the customer. Given these cost recoveries are generally negotiated after contract inception, the Company accounts for these cost recoveries as a modification to the existing contract. The Company recognizes cost recoveries as revenue when (or as) the remaining performance obligations per the contract are satisfied, or on the modification date if all performance obligations under the contract have been previously satisfied.

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

Contract balances

The Company receives payment from customers based on the contractual billing schedule and specific performance requirements established in the contract. Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when an entity has received consideration, or the amount is due from the customer in advance of revenue recognition. Contract assets and contract liabilities are recognized in other current assets and other accrued liabilities, respectively in the consolidated balance sheets and were immaterial as of April 27, 2024 and April 29, 2023.

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

	Fiscal Year Ended April 27, 2024
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$265.6	$186.2	$53.8	$2.3	$507.9
Europe, the Middle East & Africa ("EMEA")	216.2	174.2	—	—	390.4
Asia	116.4	99.7	—	0.1	216.2
Total net sales	$598.2	$460.1	$53.8	$2.4	$1,114.5
Timing of revenue recognition:
Goods transferred at a point in time	$583.4	$460.1	$53.8	$2.4	$1,099.7
Goods transferred over time	14.8	—	—	—	14.8
Total net sales	$598.2	$460.1	$53.8	$2.4	$1,114.5

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended April 29, 2023
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$349.0	$160.5	$54.7	$3.6	$567.8
EMEA	231.2	139.9	—	—	371.1
Asia	156.0	84.5	0.2	—	240.7
Total net sales	$736.2	$384.9	$54.9	$3.6	$1,179.6
Timing of revenue recognition:
Goods transferred at a point in time	$717.4	$384.9	$54.9	$3.6	$1,160.8
Goods transferred over time	18.8	—	—	—	18.8
Total net sales	$736.2	$384.9	$54.9	$3.6	$1,179.6

	Fiscal Year Ended April 30, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$400.9	$177.2	$59.3	$4.1	$641.5
EMEA	216.5	80.8	—	—	297.3
Asia	164.1	60.1	0.5	0.1	224.8
Total net sales	$781.5	$318.1	$59.8	$4.2	$1,163.6
Timing of revenue recognition:
Goods transferred at a point in time	$758.4	$318.1	$59.8	$4.2	$1,140.5
Goods transferred over time	23.1	—	—	—	23.1
Total net sales	$781.5	$318.1	$59.8	$4.2	$1,163.6

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

The acquisition was funded through a combination of borrowings under the Company’s revolving credit facility and cash on hand. The results of the operations of Nordic Lights are reported within the Industrial segment from the date of acquisition. The acquisition was accounted for as a business combination. The Company finalized the allocation of the purchase price in fiscal 2024.

The following table summarizes the fair value and subsequent measurement period adjustments of the assets acquired and liabilities assumed, including a reconciliation to the total purchase price. Measurement period adjustments recognized in the period resulted from the receipt of incremental data utilized in the determination of fair value, including valuation assumptions.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As reported as of April 29, 2023	Measurement period adjustments	As of April 27, 2024
(in millions)
Cash and cash equivalents	$19.6	$—	$19.6
Accounts receivable	17.1	—	17.1
Inventories	9.6	(0.2)	9.4
Property, plant and equipment	12.9	3.9	16.8
Identifiable intangible assets	68.1	27.2	95.3
Accounts payable	(10.8)	—	(10.8)
Long-term debt	(24.4)	—	(24.4)
Other assets and liabilities, net	(2.8)	(0.5)	(3.3)
Deferred tax liabilities	(13.4)	(6.1)	(19.5)
Total identifiable net assets acquired	75.9	24.3	100.2
Goodwill	69.6	(24.3)	45.3
Total fair value of net assets acquired	145.5	—	145.5
Less: redeemable noncontrolling interest	(11.3)	—	(11.3)
Total purchase price	$134.2	$—	$134.2

The noncontrolling interest was recognized at fair value, which was determined to be the noncontrolling interest’s proportionate share of the fair value of net assets acquired, as of the acquisition date. The noncontrolling interest was classified as a redeemable noncontrolling interest on the consolidated balance sheets as minority shareholders owning less than 10% of the outstanding shares in a company in Finland had the right to require the Company to redeem their shares. As noted above, in October 2023, the Company acquired the entire redeemable noncontrolling interest.

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

The intangible assets were valued using the income approach. The Company uses the relief-from-royalty method to value the trade name and technology, and it uses the multi-period excess earnings method to value customer relationships. The fair value measurement of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. These valuation methods incorporate assumptions including the discount rate, customer attrition rate, the expected discounted future net cash flows resulting from either the future estimated after-tax royalty payments avoided as a result of owning the trade name or technology, or the future earnings related to existing customer relationships.

The pro-forma effects of this acquisition would not have materially impacted the Company’s operating results for fiscal 2023, and as a result no pro-forma financial statements are presented. Acquisition costs of $0.5 million and $6.8 million were incurred in fiscal 2024 and fiscal 2023, respectively, and reported in selling and administrative expenses.

Disposition

In the first quarter of fiscal 2024, the Company made the decision to initiate the discontinuation of its Dabir Surfaces business in the Medical segment. On October 13, 2023, the Company sold certain assets and contracts of its Dabir Surfaces business to a third party for consideration of $1.5 million. In the second quarter of fiscal 2024, the Company recorded a loss on the sale, including transaction costs, of $0.6 million, which was included in other income, net on the Company’s consolidated statement of operations. The discontinuation of the Dabir Surfaces business does not qualify as a discontinued operation as it does not represent a strategic shift that would have a major effect on the Company’s operations or financial results.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Restructuring and Asset Impairment Charges

Restructuring and impairment charges includes costs related to restructuring actions taken by the Company as well as long-lived asset impairments.

As noted above, the Company made the decision to initiate the discontinuation of the Dabir Surfaces business in the Medical segment. In fiscal 2024, the Company recognized $0.5 million of severance costs in selling and administrative expenses and $0.6 million of fixed asset impairment charges in cost of products sold related to this restructuring action. Restructuring and impairment charges in the other segments primarily represent severance costs and long-lived asset impairments related to ROU lease assets, investments and equipment.

Components of restructuring and impairment charges were as follows:

	Fiscal Year Ended
(in millions)	April 27, 2024	April 29, 2023
Employee termination benefits	$1.3	$0.3
Asset impairment charges	2.4	0.7
Total	$3.7	$1.0

The table below presents restructuring and impairment charges by reportable segment:

	Fiscal Year Ended
(in millions)	April 27, 2024	April 29, 2023
Automotive	$0.7	$0.4
Industrial	0.7	0.5
Interface	0.1	—
Medical	1.1	—
Eliminations/Corporate	1.1	0.1
Total	$3.7	$1.0
Recognized in:
Cost of products sold	$1.7	$0.5
Selling and administrative expenses	2.0	0.5
	$3.7	$1.0

The Company’s restructuring liability was $0.7 million and $0.0 million as of April 27, 2024 and April 29, 2023, respectively. Estimates of restructuring costs are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring costs, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals. The Company may take additional restructuring actions in future periods based upon market conditions and industry trends.

Note 5. Inventory

A summary of inventories is shown below:

(in millions)	April 27, 2024	April 29, 2023
Finished products	$45.6	$36.6
Work in process	16.1	14.4
Raw materials	124.5	108.7
Total inventories	$186.2	$159.7

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Property, Plant and Equipment

A summary of property, plant and equipment is shown below:

(in millions)	April 27, 2024	April 29, 2023
Land	$3.3	$3.0
Buildings and building improvements	98.5	98.8
Machinery and equipment	394.6	414.3
Construction in progress	50.4	40.6
Total property, plant and equipment, gross	546.8	556.7
Less: accumulated depreciation	(334.7)	(336.4)
Property, plant and equipment, net	$212.1	$220.3

Depreciation expense was $33.9 million, $30.7 million and $33.5 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. As of April 27, 2024, April 29, 2023 and April 30, 2022, capital expenditures recorded in accounts payable totaled $6.1 million, $4.5 million and $4.4 million, respectively.

In fiscal 2024, the Company sold the company aircraft for a sales price of $19.4 million, generating a gain on sale of $2.4 million. The gain on sale was included in other income, net on the consolidated statement of operations.

Note 7. Goodwill and Other Intangible Assets

Goodwill

A summary of the changes in goodwill by reportable segment is as follows:

(in millions)	Automotive	Industrial	Total
Balance as of May 1, 2021	$106.7	$128.9	$235.6
Foreign currency translation	(0.8)	(1.8)	(2.6)
Balance as of April 30, 2022	105.9	127.1	233.0
Acquisition (Note 3)	—	69.6	69.6
Foreign currency translation	0.3	(1.0)	(0.7)
Balance as of April 29, 2023	106.2	195.7	301.9
Purchase accounting adjustments (Note 3)	—	(24.3)	(24.3)
Impairment	(105.9)	—	(105.9)
Foreign currency translation	(0.3)	(1.5)	(1.8)
Balance as of April 27, 2024	$—	$169.9	$169.9

A summary of goodwill by reporting unit is as follows:

(in millions)	April 27, 2024	April 29, 2023
Grakon Industrial	$124.4	$124.5
North American Automotive	—	99.8
Nordic Lights	43.9	69.6
European Automotive	—	6.4
Other	1.6	1.6
Total	$169.9	$301.9

October 28, 2023 interim goodwill impairment assessment

During the three months ended October 28, 2023, the Company identified an impairment triggering event associated with a sustained decrease in the Company’s publicly quoted share price, market capitalization and lower than expected operating results. These factors suggested that the fair value of one or more of the Company’s reporting units may have fallen below their carrying amounts, and accordingly the Company performed a quantitative assessment. The reporting units that were quantitatively assessed were North American Automotive (“NAA”) and European Automotive (“EA”).

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the quantitative assessment, the Company engaged a third-party valuation specialist to assist management. The fair value of the NAA and EA reporting units were estimated using a combination of the income approach and market approach, weighted accordingly for specific circumstances of the reporting unit. The income approach uses a discounted cash flow method and the market approach uses appropriate valuation multiples observed for the reporting unit’s guidelines public companies. The determination of discounted cash flows are based on management’s estimates of revenue growth rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin, taking into consideration business and market conditions for the countries and markets in which the reporting unit operates. The Company calculates the discount rate based on a market-participant, risk-adjusted weighted average cost of capital, which considers industry specific rates of return on debt and equity capital for a target industry capital structure, adjusted for risks associated with business size, geography and other factors specific to the reporting unit. Long-range forecasting involves uncertainty which increases with each successive period. Revenue growth rates and EBITDA margin, especially in the outer years, involve a greater degree of uncertainty. Further, a change in the discount rate, as a result of a change in economic conditions or otherwise, could result in the carrying values of the reporting units exceeding their respective fair values.

Based upon the results of the quantitative impairment test, the Company determined the carrying value of the NAA and EA reporting units each exceeded their fair value at October 28, 2023. As a result, the Company recognized a non-cash goodwill impairment charge of $56.5 million ($50.4 million for NAA and $6.1 million for EA) in the three months ended October 28, 2023, which was determined as the excess carrying value over fair value of the respective reporting unit up to the carrying value of the goodwill immediately prior to the impairment.

January 28, 2024 annual goodwill impairment assessment

At the beginning of the fourth quarter of fiscal 2024, the annual goodwill impairment assessment was completed. The Company performed a quantitative assessment for all of its reporting units with remaining goodwill.

The Company engaged a third-party valuation specialist to assist management in performing the annual goodwill impairment assessments. The fair value of the reporting units were estimated using a combination of the income approach and market approach, weighted accordingly for the specific circumstances of the reporting unit.

Based upon the results of the quantitative impairment test, the Company determined that the fair value exceeded its carrying value for all of its reporting units. However, the fair value of the NAA and Nordic Lights reporting units exceeded its carrying value by less than 10%. For the Nordic Lights reporting unit, if all other assumptions are held constant, a hypothetical increase of more than 50 basis points in the discount rate could have resulted in a partial goodwill impairment.

April 27, 2024 goodwill impairment assessment

In March and April 2024, subsequent to the annual goodwill impairment assessment, there was a further decline in the Company’s publicly quoted share price and market capitalization. In addition, operating results for NAA were lower than expected and future cash flow projections were lowered. As a result, the Company determined that a triggering event occurred requiring another quantitative impairment test for NAA as of April 27, 2024. Based upon the results of the quantitative impairment test, the Company determined the carrying value of the NAA reporting unit exceeded its fair value at April 27, 2024. As a result, the Company recognized a non-cash goodwill impairment charge of $49.4 million in the three months ended April 27, 2024, which was determined as the excess carrying value over fair value of the NAA reporting unit up to the carrying value of the goodwill immediately prior to the impairment. As of April 27, 2024, the NAA reporting unit has no remaining goodwill.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets, net

Details of identifiable intangible assets are shown below:

	As of April 27, 2024
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$306.6	$(84.7)	$221.9	14.8
Trade names, patents and technology licenses	75.3	(42.3)	33.0	6.9
Total amortized intangible assets	381.9	(127.0)	254.9
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$383.7	$(127.0)	$256.7

	As of April 29, 2023
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$286.7	$(68.2)	$218.5	14.8
Trade names, patents and technology licenses	71.6	(35.2)	36.4	6.0
Total amortized intangible assets	358.3	(103.4)	254.9
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$360.1	$(103.4)	$256.7

The Company performed an impairment test for its indefinite-lived trade name intangible asset and determined that no impairment existed as of April 27, 2024. Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal Year:
2025	$23.4
2026	22.5
2027	21.9
2028	19.6
2029	18.3
Thereafter	149.2
Total	$254.9

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

For a designated cash flow hedge, the effective portion of the change in the fair value of the derivative financial instrument is recorded in AOCI in the consolidated balance sheets. When the underlying hedged transaction is realized, the gain or loss previously included in AOCI is recorded in earnings and reflected in the consolidated statements of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. The gain or loss associated with changes in the fair value of derivatives not designated as hedges are recorded immediately in the consolidated statements of operations on the same line as the associated risk. For designated net investment hedges, the effective portion of the change in the fair value is recorded as a cumulative translation adjustment in AOCI in the consolidated balance sheets. Gains and losses reported in AOCI are reclassified to earnings only when the related currency translation adjustments are required to be reclassified, usually upon sale or liquidation of the investment.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company recognizes the impact of all other changes in fair value of the derivative, which represents the interest rate differential of the cross-currency swap, through interest expense. For fiscal 2024 and fiscal 2023, the Company recorded gains of $0.7 million and $1.3 million, respectively, in interest expense, net in the consolidated statements of operations.

As of April 27, 2024 and April 29, 2023, the Company designated its euro-denominated long-term borrowings of $294.0 million and $145.4 million, respectively, under the Credit Agreement as a net investment hedge of the foreign currency exposure of its investment in its euro-denominated subsidiaries. Due to changes in the value of the euro-denominated long-term borrowings designated as a net investment hedge, in fiscal 2024 and fiscal 2023, losses, net of tax, of $6.2 million and $0.6 million, respectively, were recognized within the currency translation section of other comprehensive income (loss). Included in AOCI related to this net investment hedge were cumulative losses of $6.8 million and $0.6 million, respectively, as of April 27, 2024 and April 29, 2023.

Interest rate swaps

The Company utilizes interest rate swaps to limit its exposure to market fluctuations on its variable-rate borrowings. The interest rate swaps effectively convert a portion of the Company’s variable rate borrowings to a fixed rate based upon a determined notional amount. The Company has an interest rate swap, maturing on October 31, 2027, with a notional value of $141.3 million (€132.0 million) and had two interest rate swaps that matured on August 31, 2023, with a notional value of $100.0 million. The interest rate swaps are designated as cash flow hedges.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter. The effective portion of the periodic changes in fair value is recognized in AOCI. Subsequently, the accumulated gains and losses recorded in AOCI are reclassified to income in the period during which the hedged cash flow impacts earnings, which are expected to be immaterial over the next 12 months. No ineffectiveness was recognized in fiscal 2024 or fiscal 2023.

Derivatives not designated as hedges

The Company uses short-term foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-functional currency balance sheet exposures. These forward contracts are not designated as hedging instruments. Gains and losses on these forward contracts are recognized in other income, net, along with the foreign currency gains and losses on monetary assets and liabilities in the consolidated statements of operations.

As of April 27, 2024 and April 29, 2023, the Company held foreign currency forward contracts with a notional value of $110.9 million and $59.9 million, respectively. In both fiscal 2024 and fiscal 2023, the Company recognized a loss of $4.1 million related to foreign currency forward contracts in the consolidated statements of operations.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of derivative instruments on the balance sheet

The fair value of derivative instruments are classified as Level 2 within the fair value hierarchy and are recorded in the consolidated balance sheets as follows:

		Asset/(Liability)
(in millions)	Financial Statement Caption	April 27, 2024	April 29, 2023
Derivatives designated as hedging instruments:
Net investment hedges	Other accrued liabilities	$—	$(0.5)
Net investment hedges	Prepaid expenses and other current assets	$1.3	$—
Interest rate swaps	Other long-term liabilities	$(2.1)	$—
Interest rate swaps	Prepaid expenses and other current assets	$—	$1.6
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	$0.1
Foreign currency forward contracts	Other accrued liabilities	$(0.2)	$(0.1)

Effect of derivative instruments on comprehensive income (loss)

The pre-tax effects of derivative financial instruments recorded in other comprehensive income (loss) were as follows:

	Fiscal Year Ended
(in millions)	April 27, 2024	April 29, 2023	April 30, 2022
Net investment hedges	$2.4	$(2.4)	$8.7
Interest rate swaps	(3.7)	(1.4)	3.2
Total	$(1.3)	$(3.8)	$11.9

Note 9. Retirement Benefits

Defined contribution plans

The Company has an employee 401(k) Savings Plan covering substantially all U.S. employees to which it makes contributions equal to 3% of eligible compensation. In addition, certain of the Company’s foreign subsidiaries also have defined contribution savings plans. Company contributions to these plans were $1.5 million, $1.2 million and $1.2 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

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

The deferred compensation liability for the NDQC Plan was $9.7 million and $9.4 million as of April 27, 2024 and April 29, 2023, respectively. The Company has purchased life insurance policies on certain employees, which are held in a Rabbi trust, to potentially offset these unsecured obligations. These life insurance policies are recorded at their cash surrender value of $8.7 million and $7.7 million as of April 27, 2024 and April 29, 2023, respectively, and are included in other long-term assets in the consolidated balance sheets.

The Company also owned and was the beneficiary of a number of life insurance policies on the lives of former key executives that were unrestricted as to use. These life insurance policies, which were recorded at their cash surrender value, were redeemed for $10.8 million in fiscal 2024. As of April 29, 2023, the cash surrender value of these life insurance policies was $10.4 million and included in other long-term assets in the consolidated balance sheets.

The cash surrender value of the life insurance policies approximates its fair value and is classified within Level 2 of the fair value hierarchy.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Debt

A summary of debt is shown below:

(in millions)	April 27, 2024	April 29, 2023
Revolving credit facility	$333.0	$305.4
Other debt	1.5	4.7
Unamortized debt issuance costs	(3.6)	(3.3)
Total debt	330.9	306.8
Less: current maturities	(0.2)	(3.2)
Total long-term debt	$330.7	$303.6

Revolving credit facility

On October 31, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders and other parties named therein. The Credit Agreement amended and restated the Amended and Restated Credit Agreement, dated September 12, 2018 and as previously amended (the “Prior Credit Agreement”), among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Wells Fargo Bank, National Association, as L/C Issuer, and the Lenders and other parties named therein. Among other things, the Credit Agreement (i) increased the multicurrency revolving credit commitments under the Prior Credit Agreement to $750 million (which commitments were subsequently reduced, as discussed below), (ii) refinanced in full and terminated the term loan facility under the Prior Credit Agreement, and (iii) made certain other changes to the covenants, terms, and conditions under the Prior Credit Agreement.

As of January 27, 2024, the Company was not in compliance with the original consolidated leverage ratio covenant contained in the Credit Agreement for the quarter ended January 27, 2024. On March 6, 2024, the Company entered into a First Amendment to Second Amended and Restated Credit Agreement (the “First Amendment”) among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other Lenders party thereto and other parties thereto. Among other things, the First Amendment (i) amended the consolidated leverage ratio covenant for the quarter ended January 27, 2024 and each subsequent fiscal quarter through the quarter ending October 26, 2024, (ii) amended certain interest rate provisions and (iii) waived any default or event of default that may have occurred due to the non-compliance with the consolidated leverage ratio covenant for the quarter ended January 27, 2024 that was in effect prior to the First Amendment. Following the effectiveness of the First Amendment, the Company was in compliance with its consolidated leverage ratio covenant for the quarter ended January 27, 2024.

On July 9, 2024, the Company entered into a Second Amendment to Second Amended and Restated Credit Agreement and First Amendment to Second Amended and Restated Guaranty (the “Second Amendment”) among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other Lenders party thereto and other parties thereto. Among other things, the Second Amendment (i) reduced the revolving credit commitments from $750 million to $500 million, (ii) granted a security interest in substantially all of the personal property of the Company and its U.S. subsidiaries that are guarantors, including 100% of the equity interests of their respective U.S. subsidiaries and 65% of the equity interests of their respective foreign subsidiaries (or such greater amount to the extent such pledge could not reasonably cause adverse tax consequences), (iii) amended the consolidated interest coverage ratio covenant for the quarters ending July 27, 2024, October 26, 2024, January 25, 2025 and April 26, 2025, (iv) amended the consolidated leverage ratio covenant for the quarter ending July 27, 2024 and each subsequent fiscal quarter, (v) amended certain interest rate provisions, (vi) added a requirement to provide monthly financial statements to the lenders through the period ending July 25, 2025, (vii) decreased the general basket exceptions to certain covenants restricting certain Company investments, liens and indebtedness for specified periods of time, (viii) increased, for fiscal year 2025, the general basket exception to a covenant restricting certain Company dispositions of property, (ix) added an “anti-cash hoarding” requirement, applicable during the period from the effective date of the Second Amendment until the earlier to occur of (a) the delivery of financial statements and a compliance certificate for the fiscal quarter ending July 25, 2025 and (b) the delivery of compliance certificates for two consecutive fiscal quarters demonstrating that the Company’s consolidated leverage ratio as of the last day of such fiscal quarters was less than 3.00:1.00, that if the Company has cash on hand (subject to certain exceptions) of more than $65 million for 10 consecutive business days, the Company shall prepay the indebtedness under the credit facility by the amount of such excess and (x) made certain other changes to the investment, restricted payment and indebtedness baskets. The Company was in compliance with its consolidated leverage ratio covenant and consolidated interest coverage ratio covenant for the quarter ended April 27, 2024, both prior to and after giving effect to the Second Amendment.

The Credit Agreement, as amended by the First Amendment and the Second Amendment, is referred to herein as the “Amended Credit Agreement.”

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Amended Credit Agreement provides for a secured multicurrency revolving credit facility of $500 million. In addition, the Amended Credit Agreement permits the Company to increase the revolving commitments and/or add one or more tranches of term loans under the Amended Credit Agreement from time to time by up to an amount equal to (i) $250 million plus (ii) an additional amount so long as the consolidated leverage ratio would not exceed 3.00:1.00 on a pro forma basis, subject to, among other things, the receipt of additional commitments from existing and/or new lenders. The Amended Credit Agreement matures on October 31, 2027.

Loans denominated in US dollars under the Amended Credit Agreement bear interest at either (a) an adjusted base rate or (b) an adjusted term Secured Overnight Financing Rate (“SOFR”) rate or term SOFR daily floating rate (in each case, as determined in accordance with the provisions of the Amended Credit Agreement) in each case plus an applicable rate (the “Applicable Rate”) ranging between 0.375% and 2.00%, in the case of adjusted base rate loans, and between 1.375% and 3.00%, in the case of adjusted term SOFR rate loans and term SOFR daily floating rate loans. Loans denominated (a) in euros will bear interest at the Euro Interbank Offered Rate, (b) in pounds sterling will bear interest at the Sterling Overnight Index Average Reference Rate, (c) in Singapore dollars will bear interest at the Singapore Interbank Offered Rate, (d) in Canadian dollars will bear interest at the forward-looking term rate based on the Canadian Overnight Repo Rate Average and (e) in Hong Kong dollars will bear interest at the Hong Kong Interbank Offered Rate (in each case, as determined in accordance with the provisions of the Amended Credit Agreement), in each case plus an Applicable Rate ranging between 1.375% and 3.00%. The Applicable Rate is set based on the Company’s consolidated leverage ratio, except that (i) for the period from the date of effectiveness of the First Amendment through the date that a compliance certificate for the fiscal year ending April 27, 2024 is delivered, the Applicable Rate is set using the third-highest rate in the respective range, regardless of the Company’s consolidated leverage ratio, and (ii) for the period from the date of effectiveness of the Second Amendment through the date that a compliance certificate for the fiscal quarter ending April 26, 2025 is delivered, the Applicable Rate will be set using the highest rate in the respective range, regardless of the Company’s consolidated leverage ratio.

As of April 27, 2024, the outstanding balance under the revolving credit facility was $333.0 million, which included $294.0 million (€275.0 million) of euro-denominated borrowings. The Company has designated the euro-denominated borrowings as a net investment hedge of the foreign currency exposure of its investments in euro-denominated subsidiaries. Refer to Note 8, “Derivative Instruments and Hedging Activities” for further information.

In connection with the First Amendment, the Company paid debt issuance costs of approximately $1.1 million which was capitalized and, along with the previous unamortized debt issuance costs of $2.7 million, is amortized into interest expense over the term of the Amended Credit Agreement.

The weighted-average interest rate on outstanding US dollar and euro-denominated borrowings under the revolving credit facility was approximately 7.7% and 5.8%, respectively, as of April 27, 2024.

The Amended Credit Agreement contains various representations and warranties, financial covenants (including covenants requiring the Company to maintain compliance with a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, in each case as of the end of each fiscal quarter of the Company), restrictive and other covenants, and events of default. The covenants in the Amended Credit Agreement include an “anti-cash hoarding” requirement, as discussed above. As of April 27, 2024, the Company was in compliance with all the covenants in the Amended Credit Agreement, both prior to and after giving effect to the Second Amendment. The fair value of borrowings under the Amended Credit Agreement approximates book value because the interest rate is variable.

Other debt

One of the Company’s European subsidiaries has debt that consists of one note with a maturity in 2031. The weighted-average interest rate was approximately 1.8% as of April 27, 2024 and $0.2 million of the debt was classified as short-term. The fair value of other debt was $1.3 million at April 27, 2024 and was based on Level 2 inputs on a non-recurring basis.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled maturities

As of April 27, 2024, scheduled principal payments of debt are as follows:

(in millions)
Fiscal Year:
2025	$0.2
2026	0.2
2027	0.2
2028	333.3
2029	0.2
Thereafter	0.4
Total	$334.5

Note 11. Income Taxes

Income tax provision

The U.S. and foreign components of pre-tax (loss) income and income tax (benefit) expense are as follows:

	Fiscal Year Ended
(in millions)	April 27, 2024	April 29, 2023	April 30, 2022
Pre-tax (loss) income:
U.S.	$(199.4)	$(3.6)	$31.2
Foreign	71.3	93.7	87.3
Total pre-tax (loss) income	$(128.1)	$90.1	$118.5
Income tax (benefit) expense:
Current:
U.S. (federal and state)	$0.1	$0.1	$5.2
Foreign	16.6	16.9	13.5
Total current expense	16.7	17.0	18.7
Deferred:
U.S. (federal and state)	(17.9)	(5.7)	0.2
Foreign	(3.6)	1.7	(2.6)
Total deferred benefit	(21.5)	(4.0)	(2.4)
Total income tax (benefit) expense	$(4.8)	$13.0	$16.3

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income tax (benefit) expense to the U.S. statutory federal income tax rate of 21% is as follows:

	Fiscal Year Ended
(in millions)	April 27, 2024	April 29, 2023	April 30, 2022
Income tax at statutory rate	$(26.9)	$18.9	$24.9
Effect of:
State income taxes, net of federal benefit	(1.0)	—	0.6
Reorganization of a foreign owned subsidiary	—	(7.3)	—
Goodwill impairment	22.7	—	—
Redemption of life insurance	1.2	—	—
Acquisition costs	0.1	1.4	—
Withholding taxes	3.2	3.4	2.5
Non-deductible compensation	0.3	1.6	2.1
Foreign tax differential	(5.1)	(11.6)	(8.1)
U.S. tax on foreign income	3.5	2.9	(1.7)
Foreign investment tax credit	0.1	5.0	—
Research and development	(1.5)	(1.5)	(2.6)
Change in tax reserve	—	(0.6)	(0.1)
Change in valuation allowance	(1.0)	—	(2.0)
Tax rate change, foreign	—	0.2	0.1
Other, net	(0.4)	0.6	0.6
Income tax (benefit) expense	$(4.8)	$13.0	$16.3
Effective income tax rate	3.7%	14.4%	13.8%

In fiscal 2024, the effective income tax rate was favorably impacted by pre-tax losses in operations, the amount of income earned in foreign jurisdictions with lower tax rates of $5.1 million and research and development expenditures of $1.5 million. These are offset by non-deductible goodwill impairment of $22.7 million, withholding taxes of $3.2 million, and U.S. tax on foreign income of $3.5 million of which global intangible low-tax income is the main component.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes and valuation allowances

Significant components of the Company's deferred income tax assets and liabilities were as follows:

(in millions)	April 27, 2024	April 29, 2023
Deferred tax liabilities:
Fixed assets	$—	$(2.7)
Amortization	(56.5)	(55.4)
Foreign tax	(3.2)	(4.5)
Lease assets	(5.8)	(6.8)
Derivative financial instruments	(0.2)	(0.6)
Unrealized foreign exchange gain/loss	(0.5)	—
Deferred tax liabilities, gross	(66.2)	(70.0)
Deferred tax assets:
Deferred compensation and stock award amortization	9.0	7.9
Fixed assets	1.3	—
Inventory	5.9	5.1
Lease liabilities	5.9	6.8
Foreign investment tax credit	24.4	25.2
Research expenditures	6.3	2.4
Net operating loss carryforwards	13.2	13.5
Foreign tax credits	1.7	1.2
Unrealized foreign exchange gain/loss	—	0.8
Interest carryforwards	7.9	2.5
Other	2.4	3.2
Deferred tax assets, gross	78.0	68.6
Less valuation allowance	(5.8)	(6.8)
Deferred tax assets, net of valuation allowance	72.2	61.8
Net deferred tax asset (liability)	$6.0	$(8.2)
Balance sheet classification:
Long-term asset	$34.7	$33.6
Long-term liability	(28.7)	(41.8)
Net deferred tax asset (liability)	$6.0	$(8.2)

The Company recorded a net deferred tax asset for U.S. and foreign income taxes of $6.0 million as of April 27, 2024 and a net deferred tax liability of $8.2 million April 29, 2023, respectively. In assessing the realizability of the deferred tax assets, the Company considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. Ultimately, the realization of the deferred tax asset is dependent upon the generation of sufficient earnings in future periods in which these temporary items can be utilized. In that regard, the Company has a valuation allowance of $5.8 million related to federal, state, and foreign net operating loss carryovers and other credits and determined that these deferred tax assets are more likely than not to be realized.

As of April 27, 2024, the Company had available $32.8 million of federal, $61.1 million of state and $0.5 million of foreign gross operating loss carryforwards with a valuation allowance of $23.1 million for federal, $12.2 million for state and $0.0 million for foreign. The U.S. federal net operating loss carryforwards will substantially start to expire in 2027 and beyond. The state net operating loss carryforwards will substantially start to expire in 2036 and beyond. Total unused credits are $26.1 million as of April 27, 2024, the majority of which can be carried forward indefinitely.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indefinite reinvestment

The Company has not provided for deferred income taxes on the undistributed earnings of foreign subsidiaries except for certain identified amounts. The amount the Company expects to repatriate is based on a variety of factors including current year earnings of the foreign subsidiaries, foreign investment needs, and U.S. cash flow considerations. The Company considers the remaining undistributed foreign earnings that are not specifically identified of $318.9 million to be indefinitely reinvested. It is not practicable to determine the amount of deferred tax liability on such foreign earnings as the actual tax liability is dependent on circumstances that exist when the remittance occurs.

Unrecognized tax benefits

The Company operates in multiple jurisdictions throughout the world and the income tax returns of its subsidiaries in various jurisdictions are subject to periodic examination by the tax authorities. The Company regularly assesses the status of these examinations and the various outcomes to determine the adequacy of its provision for income taxes. The amount of gross unrecognized tax benefits totaled $4.4 million and $4.5 million as of April 27, 2024 and April 29, 2023, respectively. These amounts represent the amount of unrecognized benefits that, if recognized, would favorably impact the effective tax rate if resolved in the Company’s favor. The Company recognizes interest and penalties related to income tax uncertainties in income tax expense. Accrued interest and penalties were $0.4 million and $0.2 million at April 27, 2024 and April 29, 2023, respectively.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(in millions)	April 27, 2024	April 29, 2023
Balance at beginning of period	$4.5	$5.1
Increases for positions related to the current year	0.2	0.3
Lapsing of statutes of limitations	(0.3)	(0.9)
Balance at end of period	$4.4	$4.5

At April 27, 2024, the expected change to the total amount of unrecognized tax benefits in the next twelve months is approximately $3.8 million due to potential expiration of statute of limitations.

The U.S. federal statute of limitations remains open for fiscal years ended on or after 2021 and for state tax purposes on or after fiscal year 2015. Tax authorities may have the ability to review and adjust net operating losses or tax credits that were generated prior to these fiscal years. In the major foreign jurisdictions, fiscal 2017 and subsequent periods remain open and subject to examination by taxing authorities.

Note 12. Commitments and Contingencies

Environmental matters

The Company is not aware of any potential unasserted environmental claims that may be brought against us. The Company is involved in environmental investigations and/or remediation at two of its United States plant sites no longer used for operations and one currently operating site in Mexico. The Company uses environmental consultants to assist us in evaluating its environmental liabilities in order to establish appropriate accruals in its consolidated financial statements. Accruals are recorded when environmental remediation is probable and the costs can be reasonably estimated. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time remediation may require, the complexity of environmental regulations and the advancement of remediation technology. Considering these factors, the Company has estimated (without discounting) the costs of remediation. Recovery from insurance or other third parties is not anticipated. The Company is not yet able to determine when such remediation activity will be complete, but estimates for certain remediation efforts are projected through fiscal 2025.

As of April 27, 2024 and April 29, 2023, the Company had accruals, primarily based upon independent estimates, for environmental matters of $0.9 million and $1.1 million, respectively. The accrual as of April 27, 2024 consists of $0.6 million classified in other accrued expenses and the remainder was included in other long-term liabilities on the consolidated balance sheet. The accrual as of April 29, 2023 consists of $0.8 million classified in other accrued expenses and the remainder was included in other long-term liabilities on the consolidated balance sheet. The Company believes the provisions made for environmental matters are adequate to satisfy liabilities relating to such matters, however it is reasonably possible that costs could exceed accrued amounts if the selected methods of remediation do not reduce the contaminates at the sites to levels acceptable to federal and state regulatory agencies.

In fiscal 2024, fiscal 2023 and fiscal 2022, the Company spent $0.9 million, $1.1 million, and $0.5 million, respectively, on remediation cleanups and related studies. The costs associated with environmental matters as they relate to day-to-day activities were not material in fiscal 2024, fiscal 2023 or fiscal 2022.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

The Company, from time to time, is subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, breach of contracts, patent infringement claims, employment-related matters and environmental matters. The Company considers insurance coverage and third-party indemnification when determining required accruals for pending litigation and claims. Although the outcome of potential legal actions and claims cannot be determined, it is the opinion of the Company’s management, based on the information available, that the Company has adequate reserves for these liabilities and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the District Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the District Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it instructed the District Court to modify the injunction from the entire world to all of the countries in which Hetronic sells its products. On April 20 and 21, 2022, the District Court held a hearing related to modifying the injunction pursuant to the Tenth Circuit’s opinion, and the parties filed post-hearing briefs. The defendants also filed a petition for certiorari with the United States Supreme Court seeking to further appeal the extraterritorial application of the Lanham Act in this case. The Company opposed that petition. The Supreme Court requested the views of the Solicitor General on the petition for certiorari, and the Solicitor General recommended granting the petition. On November 4, 2022, the Supreme Court granted the petition. The Supreme Court heard arguments in this matter on March 21, 2023. On June 29, 2023, the Supreme Court vacated the Tenth Circuit’s August 2021 decision and remanded the matter back to the Tenth Circuit for further proceedings. On September 1, 2023, the Tenth Circuit requested supplemental briefing from the parties regarding the effect of the Supreme Court’s decision on the appeal and the proper course of further proceedings. That briefing was thereafter submitted, and the Tenth Circuit heard argument in this matter on January 24, 2024. On April 23, 2024, the Tenth Circuit issued an opinion affirming the District Court’s final judgment on the state law breach of contract and tort claims (this affirmed final judgment amount represents only approximately $22.5 million of the vacated original $113 million final judgment that had been entered in 2020) and remanding for further non-trial proceedings with respect to the appropriate remedies for the Lanham Act claims in light of the Supreme’s Court ruling that the Lanham Act does not apply extraterritorially. On May 17, 2024, the District Court held a status conference and requested further briefing from the parties about the appropriate remedies for the Lanham Act claims.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Shareholders’ Equity

Share buyback programs

On March 31, 2021, as subsequently amended on June 16, 2022, the Board of Directors authorized the purchase of up to $200.0 million of the Company’s outstanding common stock through June 14, 2024 (the “2021 Buyback Program”). On June 13, 2024, the Board of Directors authorized a new share buyback program, commencing on June 17, 2024, for the purchase of up to $200.0 million (the “2024 Buyback Program”) of the Company’s outstanding common stock through June 17, 2026. Purchases may be made in private transactions or on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934.

The following table summarizes the activity under the 2021 Buyback Program:

	Fiscal Year Ended
	April 27, 2024	April 29, 2023
Shares purchased	627,586	1,197,236
Average price per share	$21.93	$40.14
Total cost (in millions)	$13.8	$48.1

As of April 27, 2024, a total of 3,417,961 shares have been purchased under the 2021 Buyback Program at a total cost of $133.1 million. All purchased shares were retired and are reflected as a reduction of common stock for the par value of shares, with the excess applied as a reduction to retained earnings. As of April 27, 2024, the dollar value of shares that remained available to be purchased by the Company under the 2021 Buyback Program was approximately $66.9 million.

Dividends

The Company paid dividends totaling $19.9 million in fiscal 2024, $19.8 million in fiscal 2023 and $20.4 million in fiscal 2022. Dividends paid in fiscal 2024 include $0.4 million of dividend equivalent payments for restricted stock units that vested at the end of fiscal 2023.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in accumulated other comprehensive income (loss), net of tax is shown below:

(in millions)	Currency translation adjustments (1)	Derivative instruments	Total
Balance as of May 1, 2021	$11.5	$(5.4)	$6.1
Other comprehensive income (loss)	(42.4)	11.9	(30.5)
Tax benefit (expense)	0.4	(2.8)	(2.4)
Net current period other comprehensive income (loss)	(42.0)	9.1	(32.9)
Balance as of April 30, 2022	(30.5)	3.7	(26.8)
Other comprehensive income (loss) before reclassifications	12.9	(3.8)	9.1
Amounts reclassified from accumulated other comprehensive income (loss)	(2.1)	—	(2.1)
Tax (expense) benefit	(0.1)	0.9	0.8
Net current period other comprehensive income (loss)	10.7	(2.9)	7.8
Balance as of April 29, 2023	(19.8)	0.8	(19.0)
Other comprehensive income (loss)	(18.1)	(1.3)	(19.4)
Tax benefit	1.4	0.3	1.7
Net current period other comprehensive loss	(16.7)	(1.0)	(17.7)
Balance as of April 27, 2024	$(36.5)	$(0.2)	$(36.7)

(1) Includes foreign currency gains and losses related to debt designated as a net investment hedge. See Note 8, "Derivative Financial Instruments and Hedging Activities" for additional information.

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

Subject to adjustment as provided in the 2022 Plan and the 2022 Plan’s share counting provisions, the number of shares of the Company’s common stock that are available for all awards under the 2022 Plan is 5,550,000, less one share for every one share of common stock subject to an option or SAR award granted after April 30, 2022 under the 2014 Plan and 2.28 shares for every one share that was subject to an award other than an option or SAR granted after April 30, 2022 under the 2014 Plan. As of April 27, 2024, there were 4,960,454 shares available for award under the 2022 Plan.

Stock-based compensation expense

All stock-based payments to employees and directors are recognized in selling and administrative expenses on the consolidated statements of operations. Awards subject to graded vesting are recognized using the accelerated recognition method over the requisite service period. The table below summarizes the stock-based compensation expense related to the equity awards:

	Fiscal Year Ended
(in millions)	April 27, 2024	April 29, 2023	April 30, 2022
RSUs	$2.0	$9.9	$10.3
Deferred non-employee director awards	1.0	1.0	0.8
Non-employee director awards	0.6	0.6	0.7
Total stock-based compensation expense	$3.6	$11.5	$11.8

Restricted stock awards and performance units

As of April 27, 2024, the Company had 789,674 RSAs outstanding which will be earned based on the achievement of an EBITDA measure for fiscal 2025. The RSAs will vest ranging from 0% (for performance below threshold) to 100% (target performance) based on the achievement of the EBITDA performance measure and continued employment. In addition, if the target performance is exceeded, up to an additional 394,837 PUs can be earned that will be settled in cash. At the discretion of the Compensation Committee, the PUs may be settled in shares of common stock.

The fair value of the RSAs was based on the closing stock price on the date of grant and the RSAs earn dividend equivalents during the vesting period, which are forfeitable if the RSAs do not vest. Compensation expense for the RSAs is recognized when it is probable the minimum threshold performance criteria will be achieved. Compensation expense for the PUs is recognized when it is probable that the target performance criteria will be exceeded. The Company assesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment. The cash-settled PUs represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock on the vesting date. The PUs are classified as liability awards due to the cash settlement feature and are re-measured at each balance sheet date. In accordance with ASC 718, based on projections of the Company’s current business portfolio, no compensation expense has been recognized for the RSAs or PUs to date, as the performance conditions are not probable of being met. Unrecognized stock-based compensation expense for RSAs at target level of performance is $22.8 million as of April 27, 2024.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the RSA activity:

	Restricted stock awards	Weighted average grant date fair value
Non-vested at May 1, 2021	928,412	$28.50
Awarded	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested at April 30, 2022	928,412	$28.50
Awarded	21,262	$38.41
Vested	—	$—
Forfeited	(16,000)	$28.28
Non-vested at April 29, 2023	933,674	$28.73
Awarded	—	$—
Vested	—	$—
Forfeited	(144,000)	$28.28
Non-vested at April 27, 2024	789,674	$28.81

Restricted stock units

RSUs granted vest over a pre-determined period of time, up to five years from the date of grant. The fair value of the RSUs granted are based on the closing stock price on the date of grant and earn dividend equivalents during the vesting periods, which are forfeitable if the RSUs don’t vest. The following table summarizes RSU activity:

	Restricted stock units	Weighted average grant date fair value
Non-vested at May 1, 2021	927,611	$28.50
Awarded	46,300	$48.41
Vested	(37,520)	$36.55
Forfeited	—	$—
Non-vested at April 30, 2022	936,391	$29.16
Awarded	127,277	$40.11
Vested	(264,133)	$30.14
Forfeited	(28,868)	$33.53
Non-vested at April 29, 2023	770,667	$30.47
Awarded	389,966	$21.48
Vested	(36,221)	$42.72
Forfeited	(182,772)	$29.65
Non-vested at April 27, 2024	941,640	$26.43

As of April 27, 2024, there were 34,950 RSUs that were vested for which shares were issued in the first quarter of fiscal 2025. As of April 27, 2024, unrecognized share-based compensation expense for RSUs was $8.3 million which will be recognized over a weighted-average amortization period of 1.9 years.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-employee director stock awards

The Company grants stock awards to its non-employee directors as a component of their compensation. The stock awards vest immediately upon grant. Non-employee directors may elect to defer receipt of their shares under the Company’s non-qualified deferred compensation plan. The following table summarizes awards granted to non-employee directors:

	Non-employee director awards	Deferred non-employee director awards	Total	Weighted average grant date fair value
Outstanding at May 1, 2021	—	—	—	$—
Awarded	14,775	17,956	32,731	$47.37
Issued	(14,775)	—	(14,775)	$47.39
Non-vested at April 30, 2022	—	17,956	17,956	$47.35
Awarded	15,540	27,794	43,334	$36.13
Issued	(15,540)	—	(15,540)	$36.04
Outstanding at April 29, 2023	—	45,750	45,750	$40.56
Awarded	16,804	31,569	48,373	$32.72
Issued	(16,804)	—	(16,804)	$33.33
Outstanding at April 27, 2024	—	77,319	77,319	$37.23

Stock options

The following table summarizes stock option activity:

	Stock options	Weighted average exercise price	Weighted- average life (years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at May 1, 2021	73,000	$37.01	3.2	$0.6
Exercised	(13,000)	$37.01
Forfeited	—	$—
Outstanding and exercisable at April 30, 2022	60,000	$37.01	2.2	$0.5
Exercised	(40,000)	$37.01
Forfeited	—	$—
Outstanding and exercisable at April 29, 2023	20,000	$37.01	1.2	$0.1
Exercised	—	$—
Forfeited	(12,000)	$37.01
Outstanding and exercisable at April 27, 2024	8,000	$37.01	0.2	$0.0

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on that date.

Deferred RSUs

Under the 2014 Plan and 2010 Plan, RSUs that have vested for certain executives, including Donald W. Duda, the Company’s former CEO, will not be delivered in common stock until the first day of the seventh month following the executive’s termination from the Company or upon a change of control. As of April 27, 2024, shares to be delivered to these executives were 166,678 shares under the 2014 Plan and 150,000 shares under the 2010 Plan.

Under the 2004 Plan, 225,000 shares of common stock subject to performance based RSAs granted to Donald W. Duda in fiscal 2006 and 2007 were converted to RSUs. The shares of common stock underlying the RSUs will be issued and delivered after the first day of the seventh month following Mr. Duda’s termination of employment with the Company and all of its subsidiaries and affiliates. As of April 27, 2024, 29,945 shares have been delivered in connection with these RSUs with a remaining balance to be delivered of 195,055 shares.

The RSUs are not entitled to voting rights or dividends, however a bonus in lieu of dividends is paid. The vested deferred RSUs are considered outstanding for earnings per share calculations.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. (Loss) Income Per Share

Basic (loss) income per share attributable to Methode is calculated by dividing net (loss) income attributable to Methode, by the number of weighted average common shares outstanding for the applicable period, but excludes any contingently issues shares where the contingency has not been resolved. The weighted average number of common shares used in the diluted (loss) income per share calculation is determined using the treasury stock method which includes the effect of all potential dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted (loss) income per share:

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Numerator:
Net (loss) income attributable to Methode (in millions)	$(123.3)	$77.1	$102.2

Denominator:
Denominator for basic income per share - weighted average shares outstanding and vested/unissued RSUs	35,470,471	36,016,686	37,234,086
Dilutive potential common shares - stock options, RSAs and RSUs	—	758,749	583,360
Denominator for diluted income per share	35,470,471	36,775,435	37,817,446

(Loss) income per share attributable to Methode:
Basic	$(3.48)	$2.14	$2.74
Diluted	$(3.48)	$2.10	$2.70

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1,429,229	938,281	928,412

In fiscal 2024, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 535,378 common shares.

Note 15. Segment Information and Geographic Area Information

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM is the Company’s Chief Executive Officer (“CEO”).

The Automotive segment supplies electronic and electro-mechanical devices and related products to automobile OEMs, either directly or through their tiered suppliers. Products include integrated overhead and center consoles, hidden and ergonomic switches, transmission lead-frames, insert molded components, LED-based lighting and sensors, which incorporate magneto-elastic sensing and other sensing technologies that monitor the operation or status of a component or system.

The Industrial segment manufactures exterior and interior lighting solutions, industrial safety radio remote controls, braided flexible cables, current-carrying laminated busbars and devices, custom power-product assemblies, such as our PowerRail® solution, high-current high-voltage flexible power cabling systems and powder-coated busbars that are used in various markets and applications, including aerospace, commercial vehicles, data centers, industrial equipment, power conversion, military, telecommunications and transportation.

The Interface segment provides a variety of high-speed digital communication over copper media solutions for the data center and broadband markets, and interface panel solutions for the appliance market. Solutions include copper transceivers, distribution point units, and solid-state field-effect consumer touch panels.

The Medical segment was made up of the Company’s medical device business, Dabir Surfaces, with its surface support technology aimed at pressure injury prevention. In the first quarter of fiscal 2024, the Company made the decision to initiate the discontinuation of Dabir Surfaces. In October 2023, the Company sold certain assets of its Dabir Surfaces business. See Note 3, “Acquisition and Disposition” for more information.

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

The tables below present information about the Company’s reportable segments.

	Fiscal Year Ended April 27, 2024
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$610.6	$493.4	$53.9	$2.4	$(45.8)	$1,114.5
Transfers between segments	(12.4)	(33.3)	(0.1)	—	45.8	—
Net sales to unaffiliated customers	$598.2	$460.1	$53.8	$2.4	$—	$1,114.5

Income (loss) from operations	$(140.2)	$88.8	$6.9	$(3.0)	$(64.5)	$(112.0)
Interest expense, net						16.7
Other income, net						(0.6)
Pre-tax loss						$(128.1)

Goodwill impairment	$105.9	$—	$—	$—	$—	$105.9

Purchases of property, plant and equipment	$41.4	$7.4	$0.8	$—	$0.6	$50.2

Depreciation and amortization	$32.4	$22.7	$0.3	$0.2	$2.3	$57.9

Identifiable assets	$592.7	$604.5	$67.1	$0.2	$139.0	$1,403.5

	Fiscal Year Ended April 29, 2023
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$742.1	$403.2	$55.1	$3.6	$(24.4)	$1,179.6
Transfers between segments	(5.9)	(18.3)	(0.2)	—	24.4	—
Net sales to unaffiliated customers	$736.2	$384.9	$54.9	$3.6	$—	$1,179.6

Income (loss) from operations	$67.0	$93.1	$5.5	$(6.1)	$(69.1)	$90.4
Interest expense, net						2.7
Other income, net						(2.4)
Pre-tax income						$90.1

Purchases of property, plant and equipment	$31.8	$7.7	$0.1	$0.1	$2.3	$42.0

Depreciation and amortization	$31.7	$14.5	$0.2	$1.0	$2.1	$49.5

Identifiable assets	$700.2	$672.3	$127.2	$6.2	$73.2	$1,579.1

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended April 30, 2022
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$786.3	$325.7	$59.8	$4.2	$(12.4)	$1,163.6
Transfers between segments	(4.8)	(7.6)	—	—	12.4	—
Net sales to unaffiliated customers	$781.5	$318.1	$59.8	$4.2	$—	$1,163.6

Income (loss) from operations	$92.6	$67.1	$9.9	$(5.5)	$(52.4)	$111.7
Interest expense, net						3.5
Other income, net						(10.3)
Pre-tax income						$118.5

Purchases of property, plant and equipment	$27.4	$2.4	$—	$0.2	$8.0	$38.0

Depreciation and amortization	$34.4	$14.9	$0.2	$1.0	$2.1	$52.6

Identifiable assets	$689.8	$455.3	$108.1	$7.9	$128.0	$1,389.1

The following tables set forth net sales and tangible long-lived assets by geographic area where the Company operates. Tangible long-lived assets include property, plant and equipment and operating lease assets.

	Fiscal Year Ended
(in millions)	April 27, 2024	April 29, 2023	April 30, 2022
Net sales:
U.S.	$475.6	$472.6	$547.4
China	196.3	239.9	224.3
Malta	179.5	201.2	178.4
Egypt	73.5	72.6	67.2
Finland	66.5	—	—
Other	123.1	193.3	146.3
Total net sales	$1,114.5	$1,179.6	$1,163.6

(in millions)	April 27, 2024	April 29, 2023
Tangible long-lived assets, net:
U.S.	$65.2	$75.9
Malta	42.8	42.1
Egypt	43.8	38.7
China	22.5	27.5
Mexico	21.7	21.7
Belgium	19.3	21.0
Other	23.5	21.8
Total tangible long-lived assets, net	$238.8	$248.7

Note 16. Leases

The Company leases real estate, automobiles and certain equipment under both operating and finance leases. The Company does not have any significant arrangements where it is the lessor. The majority of the Company’s global lease portfolio represents leases of real estate, such as manufacturing facilities, warehouses and buildings. As of April 27, 2024, the Company’s leases have remaining lease terms of up to 29.3 years, some of which include optional renewals or terminations, which are considered in the Company’s assessments when such options are reasonably certain to be exercised. Any variable payments related to the lease will be recorded as lease expense when and as incurred. The Company’s lease payments are largely fixed. As of April 27, 2024, the operating leases that the Company has signed but have not yet commenced are immaterial.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the operating lease assets presented on the consolidated balance sheets, assets under finance leases of $0.5 million and $0.6 million are included in property, plant and equipment, net on the consolidated balance sheets as of April 27, 2024 and April 29, 2023, respectively. Finance lease obligations were $0.5 million and $0.6 million as of April 27, 2024 and April 29, 2023, respectively, and are split between other accrued expenses for the short-term portion and other long-term liabilities for the long-term portion on the consolidated balance sheets. The Company had an immaterial amount of finance lease expense in the years ended April 27, 2024 and April 29, 2023.

The components of lease expense were as follows:

	Fiscal Year Ended
(in millions)	April 27, 2024	April 29, 2023	April 30, 2022
Lease cost:
Operating lease cost	$10.6	$9.5	$8.9
Variable lease cost	1.7	0.7	1.6
Total lease cost	$12.3	$10.2	$10.5

Supplemental cash flow and other information related to operating leases was as follows:

	Fiscal Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Operating cash flows:
Cash paid related to operating lease obligations, including lease termination payment (in millions)	$9.6	$8.8	$10.8
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations (in millions)	$6.7	$11.7	$7.7
Weighted-average remaining lease term (years)	4.6	5.1	5.3
Weighted-average discount rate	5.4%	5.2%	4.4%

Maturities of operating lease liabilities as of April 27, 2024, are shown below:

(in millions)
Fiscal Year:
2025	$7.7
2026	6.8
2027	6.2
2028	4.4
2029	1.8
Thereafter	4.1
Total lease payments	31.0
Less: imputed interest	(3.7)
Present value of lease liabilities	$27.3

Note 17. Related Party Transactions

The Company’s Interim Chief Executive Officer, Kevin Nystrom, is a partner and managing director of AlixPartners, LLP (“AlixPartners”), a business advisory firm that currently provides a number of consulting services to the Company. In the year ended April 27, 2024, the Company recognized $1.4 million of expense for consulting services provided by AlixPartners. As of April 27, 2024, $1.4 million was payable to AlixPartners which is reflected in other accrued liabilities on the consolidated balance sheets.

Note 18. Subsequent Events

On May 1, 2024, Avinash Avula resigned as a Director and Chief Executive Officer of the Company. The Board of Directors appointed Kevin Nystrom to serve as the Company’s Interim Chief Executive Officer.

On June 25, 2024, the Company announced the appointment of Jon DeGaynor as its new President and Chief Executive Officer, beginning July 15, 2024. Mr. DeGaynor, age 58, currently serves as non-employee Executive Chairman of Racing and Performance, Inc., an automotive performance systems supplier in the aftermarket space. He previously served as President and CEO of Stoneridge, Inc., a publicly traded global designer and manufacturer of highly engineered electrical and electronic systems, components, and modules for the automotive, commercial, off-highway and agricultural vehicle markets, from 2015 to 2023.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

(in millions)

Description	Balance at beginning of period	(Benefits)/ charges to income	Deductions	Other	Balance at end of period
Fiscal Year Ended April 27, 2024
Allowance for uncollectible accounts	$1.3	$0.3	$(0.2)	$—	$1.4
Deferred tax valuation allowance	$6.8	$(1.0)	$—	$—	$5.8

Fiscal Year Ended April 29, 2023
Allowance for uncollectible accounts	$1.0	$0.3	$—	$—	$1.3
Deferred tax valuation allowance	$6.8	$—	$—	$—	$6.8

Fiscal Year Ended April 30, 2022
Allowance for uncollectible accounts	$0.7	$0.3	$—	$—	$1.0
Deferred tax valuation allowance	$9.3	$(2.5)	$—	$—	$6.8