Form 10-Q
period 2024-07-27
METHODE ELECTRONICS INC
filed 2024-09-05
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 27, 2024

or

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

At September 4, 2024, the registrant had 35,245,060 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended
	July 27, 2024	July 29, 2023
Net sales	$258.5	$289.7

Cost of products sold	213.9	235.7

Gross profit	44.6	54.0

Selling and administrative expenses	46.2	44.5
Amortization of intangibles	5.9	5.7

(Loss) income from operations	(7.5)	3.8

Interest expense, net	4.8	2.8
Other expense, net	0.8	—

Pre-tax (loss) income	(13.1)	1.0

Income tax expense	5.2	0.1
Net (loss) income	$(18.3)	$0.9

(Loss) income per share attributable to Methode:
Basic	$(0.52)	$0.03
Diluted	$(0.52)	$0.02

Cash dividends per share	$0.14	$0.14

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)

	Three Months Ended
	July 27, 2024	July 29, 2023
Net (loss) income	$(18.3)	$0.9

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2.1	(2.5)
Derivative financial instruments	(1.7)	(1.6)
Other comprehensive income (loss)	0.4	(4.1)
Comprehensive loss	$(17.9)	$(3.2)

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per-share data)

	July 27, 2024	April 27, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111.3	$161.5
Accounts receivable, net	248.6	262.6
Inventories	219.9	186.2
Income tax receivable	4.1	4.0
Prepaid expenses and other current assets	23.2	18.7
Assets held for sale	4.7	4.7
Total current assets	611.8	637.7
Long-term assets:
Property, plant and equipment, net	213.8	212.1
Goodwill	170.6	169.9
Other intangible assets, net	252.2	256.7
Operating lease right-of-use assets, net	25.4	26.7
Deferred tax assets	36.0	34.7
Pre-production costs	46.1	44.1
Other long-term assets	22.0	21.6
Total long-term assets	766.1	765.8
Total assets	$1,377.9	$1,403.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$161.1	$132.4
Accrued employee liabilities	36.3	38.0
Other accrued liabilities	46.5	46.0
Short-term operating lease liabilities	6.9	6.7
Short-term debt	0.2	0.2
Income tax payable	9.8	8.1
Total current liabilities	260.8	231.4
Long-term liabilities:
Long-term debt	295.8	330.7
Long-term operating lease liabilities	19.9	20.6
Long-term income tax payable	9.3	9.3
Other long-term liabilities	19.8	16.8
Deferred tax liabilities	27.9	28.7
Total long-term liabilities	372.7	406.1
Total liabilities	633.5	637.5
Shareholders' equity:
Common stock, $0.50 par value, 100,000,000 shares authorized, 36,591,684 shares and 36,650,909 shares issued as of July 27, 2024 and April 27, 2024, respectively	18.3	18.3
Additional paid-in capital	186.8	183.6
Accumulated other comprehensive loss	(36.3)	(36.7)
Treasury stock, 1,346,624 shares as of July 27, 2024 and April 27, 2024	(11.5)	(11.5)
Retained earnings	587.1	612.3
Total shareholders' equity	744.4	766.0
Total liabilities and shareholders' equity	$1,377.9	$1,403.5

See notes to condensed consolidated financial statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions, except share data)

	Three Months Ended July 27, 2024
	Redeemable noncontrolling interest	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of April 27, 2024	$—	36,650,909	$18.3	$183.6	$(36.7)	$(11.5)	$612.3	$766.0
Issuance of restricted stock, net of tax withholding	—	156,100	0.1	(0.1)	—	—	(0.5)	(0.5)
Cancellation of restricted stock	—	(79,325)	—	—	—	—	—	—
Conversion of cash bonus to RSUs	—	—	—	2.0	—	—	—	2.0
Purchases of common stock	—	(136,000)	(0.1)	—	—	—	(1.5)	(1.6)
Stock-based compensation expense	—	—	—	1.3	—	—	—	1.3
Other comprehensive income	—	—	—	—	0.4	—	—	0.4
Net loss	—	—	—	—	—	—	(18.3)	(18.3)
Dividends on common stock	—	—	—	—	—	—	(4.9)	(4.9)
Balance as of July 27, 2024	$—	36,591,684	$18.3	$186.8	$(36.3)	$(11.5)	$587.1	$744.4

	Three Months Ended July 29, 2023
	Redeemable noncontrolling interest	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of April 29, 2023	$11.1	37,167,375	$18.6	$181.0	$(19.0)	$(11.5)	$772.7	$941.8
Issuance of restricted stock, net of tax withholding	—	188,781	0.1	(0.1)	—	—	(3.8)	(3.8)
Purchase of redeemable noncontrolling interest	(10.2)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	1.6	—	—	—	1.6
Other comprehensive loss	—	—	—	—	(4.1)	—	—	(4.1)
Net income	—	—	—	—	—	—	0.9	0.9
Dividends on common stock	—	—	—	—	—	—	(5.0)	(5.0)
Balance as of July 29, 2023	$0.9	37,356,156	$18.7	$182.5	$(23.1)	$(11.5)	$764.8	$931.4

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Three Months Ended
	July 27, 2024	July 29, 2023
Operating activities:
Net (loss) income	$(18.3)	$0.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14.1	14.0
Stock-based compensation expense	2.2	2.6
Change in cash surrender value of life insurance	(0.4)	0.6
Amortization of debt issuance costs	0.2	0.2
Partial write-off of unamortized debt issuance costs	1.2	—
Impairment of long-lived assets	0.3	0.6
Change in deferred income taxes	(0.5)	(0.5)
Other	0.7	—
Changes in operating assets and liabilities:
Accounts receivable	14.4	11.5
Inventories	(33.1)	(16.5)
Prepaid expenses and other assets	(5.8)	(2.3)
Accounts payable	32.4	(5.7)
Other liabilities	3.5	(11.0)
Net cash provided by (used in) operating activities	10.9	(5.6)

Investing activities:
Purchases of property, plant and equipment	(13.6)	(13.8)
Net cash used in investing activities	(13.6)	(13.8)

Financing activities:
Taxes paid related to net share settlement of equity awards	(0.5)	(3.8)
Repayments of finance leases	(0.1)	(0.1)
Debt issuance costs	(1.8)	—
Purchases of common stock	(1.6)	—
Cash dividends	(5.1)	(5.3)
Purchase of redeemable noncontrolling interest	—	(10.2)
Proceeds from borrowings	—	42.0
Repayments of borrowings	(39.1)	(10.1)
Net cash (used in) provided by financing activities	(48.2)	12.5
Effect of foreign currency exchange rate changes on cash and cash equivalents	0.7	(2.2)
Decrease in cash and cash equivalents	(50.2)	(9.1)
Cash and cash equivalents at beginning of the period	161.5	157.0
Cash and cash equivalents at end of the period	$111.3	$147.9

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3.3	$3.0
Income taxes, net of refunds	$3.7	$2.2
Operating lease obligations	$2.3	$2.3

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

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments, except as otherwise disclosed) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows of the Company for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended April 27, 2024, filed with the SEC on July 11, 2024. Results may vary from quarter to quarter for reasons other than seasonality.

Financial reporting periods

The Company’s fiscal year ends on the Saturday closest to April 30 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The current fiscal year ending May 3, 2025 is a 53-week fiscal year, with the additional week being included in the Company’s second fiscal quarter. The three months ended July 27, 2024 and July 29, 2023 were both 13-week periods.

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

Accounting pronouncements not yet adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires entities to provide disclosures about their reportable segments’ significant expenses on an interim and annual basis. The updated standard is effective for the Company’s annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU No. 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU No. 2023-09 will become effective for the Company in the first quarter of fiscal 2026 and will be applied on a prospective basis, with a retrospective option. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statement disclosures.

There have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements. Further, at July 27, 2024, there are no other pronouncements pending adoption that are expected to have a material impact on the Company’s condensed consolidated financial statements.

Summary of significant accounting policies

The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Form 10-K for the year ended April 27, 2024. There have been no material changes to the significant accounting policies in the three months ended July 27, 2024.

Foreign currency translation.

The functional currencies of the majority of the Company’s foreign subsidiaries are their local currencies. The results of operations of these foreign subsidiaries are translated into U.S. dollars using average monthly rates, while the assets and liabilities are translated using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains and losses arising from transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions, are included in the condensed consolidated statements of operations in other expense, net. Net foreign exchange loss was $0.6 million in the three months ended July 27, 2024, compared to net foreign exchange loss of zero in the three months ended July 29, 2023.

Note 2. Revenue

The Company generates revenue from manufacturing products for customers in diversified global markets under multi-year programs. Typically, these programs do not reach the level of a performance obligation until the Company receives either a purchase order and/or a materials release from the customer for a specific quantity at a specified price, at which point an enforceable contract exists. Contracts may also provide for annual price reductions over the production life of a program, and prices may be adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors. Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue.

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

The Company’s payment terms with its customers are typically 30-45 days from the time control transfers. As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” to not assess whether a contract has a significant financing component.

Contract balances

The Company receives payment from customers based on the contractual billing schedule and specific performance requirements established in the contract. Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when an entity has received consideration, or the amount is due from the customer in advance of revenue recognition. Contract assets and contract liabilities are recognized in other current assets and other accrued liabilities, respectively in the consolidated balance sheets and were immaterial as of July 27, 2024 and April 27, 2024.

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

	Three Months Ended July 27, 2024
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$66.3	$45.3	$12.2	$—	$123.8
Europe, the Middle East & Africa ("EMEA")	59.3	39.6	—	—	98.9
Asia	9.2	26.6	—	—	35.8
Total net sales	$134.8	$111.5	$12.2	$—	$258.5
Timing of revenue recognition:
Goods transferred at a point in time	$132.2	$111.5	$12.2	$—	$255.9
Goods transferred over time	2.6	—	—	—	2.6
Total net sales	$134.8	$111.5	$12.2	$—	$258.5

	Three Months Ended July 29, 2023
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$66.8	$40.0	$15.2	$0.8	$122.8
EMEA	52.2	51.1	—	—	103.3
Asia	39.3	24.3	—	—	63.6
Total net sales	$158.3	$115.4	$15.2	$0.8	$289.7
Timing of revenue recognition:
Goods transferred at a point in time	$154.2	$115.4	$15.2	$0.8	$285.6
Goods transferred over time	4.1	—	—	—	4.1
Total net sales	$158.3	$115.4	$15.2	$0.8	$289.7

Note 3. Disposition

In the first quarter of fiscal 2024, the Company made the decision to initiate the discontinuation of the Dabir business in the Medical segment. In fiscal 2024, the Company sold certain assets and contracts of its Dabir business to a third party for consideration of $1.5 million and recorded a loss on the sale, including transaction costs, of $0.6 million. The discontinuation of the Dabir business does not qualify as a discontinued operation as it does not represent a strategic shift that will have a major effect on the Company’s operations or financial results.

Note 4. Income Taxes

For the three months ended July 27, 2024, the Company utilized the discrete effective tax rate method, treating the year-to-date period as if it was the annual period to calculate its interim income tax provision, as allowed by ASC 740-270-30-18, “Income Taxes-Interim Reporting.” The Company concluded it could not use the estimated annual effective tax rate method as it could not calculate a reliable estimate of the annual effective tax rate due to it being highly sensitive to minor changes in the forecasted amounts, thus generating significant variability in the estimated annual effective tax rate and distorting the customary relationship between income tax expense and pre-tax income in interim periods.

The Company’s income tax expense and effective tax rate for the three months ended July 27, 2024 and July 29, 2023 were as follows:

	Three Months Ended
($ in millions)	July 27, 2024	July 29, 2023
Pre-tax (loss) income	$(13.1)	$1.0
Income tax expense	5.2	0.1
Effective tax rate	(39.7)%	10.0%

The effective tax rate for the three months ended July 27, 2024 was higher than the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for U.S. deferred tax assets and global intangible low-tax income, partially offset by the impact of income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions. The effective tax rate for the three months ended July 29, 2023 was lower than the U.S. federal statutory tax rate of 21% primarily due to income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, partially offset by global intangible low-tax income and non-deductible expenses.

As of July 27, 2024, the Company determined that recovery of some of its U.S. deferred tax assets was no longer more likely than not, and established a valuation allowance of $4.3 million on those deferred tax assets, based on evaluation of all available evidence.

The Organization for Economic Cooperation and Development’s (“OECD”) Pillar II Initiative introduced a 15% global minimum tax for certain multinational groups exceeding minimum annual global revenue thresholds. Some countries in which the Company operates have enacted legislation adopting the minimum tax effective January 1, 2024. To date, the Company has determined that there is an immaterial global minimum tax liability as a result of Pillar II, as certain tax jurisdictions either will not have Pillar II enacted until after December 31, 2024 or satisfied the safe harbor test to prevent any minimum tax under Pillar II. The Company continues to monitor its jurisdictions for any changes and include any appropriate minimum tax throughout the fiscal year.

The Company’s gross unrecognized income tax benefits were $4.4 million at both July 27, 2024 and April 27, 2024, respectively. If any portion of the Company’s unrecognized tax benefits is recognized, it would impact the Company’s effective tax rate. The unrecognized tax benefits are reviewed periodically and adjusted for changing facts and circumstances, such as tax audits, the lapsing of applicable statutes of limitations and changes in tax law. The Company recognizes interest and penalties related to income tax uncertainties in income tax expense. Accrued interest and penalties were $0.4 million at both July 27, 2024 and April 27, 2024, respectively.

Note 5. Balance Sheet Components

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less. Highly liquid investments include money market funds which are classified within Level 1 of the fair value hierarchy. As of July 27, 2024 and April 27, 2024, the Company had a balance of $7.4 million and $73.2 million, respectively, in money market accounts.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are customer obligations due under normal trade terms and are presented net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the current expected credit loss impairment model. The Company applies a historical loss rate based on historic write-offs to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The Company may also record a specific reserve for individual accounts when it becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. The allowance for doubtful accounts balance was $2.2 million and $1.4 million at July 27, 2024 and April 27, 2024, respectively.

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

(in millions)	July 27, 2024	April 27, 2024
Finished products	$53.3	$45.6
Work in process	20.0	16.1
Raw materials	146.6	124.5
Total inventories	$219.9	$186.2

Assets held for sale

The Company classifies long-lived assets to be sold as held for sale in the period in which all of the required criteria under ASC 360 “Property, Plant, and Equipment” are met. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Upon determining that a long-lived asset meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets as “Assets held for sale” on the condensed consolidated balance sheets. Assets held for sale at July 27, 2024 and April 27, 2024 include three non-core real estate assets. The Company has accepted offers for two of the non-core real estate assets which have an aggregate carrying value of $2.0 million, and currently expects these transactions to close prior to the end of its second quarter ending November 2, 2024. The Company expects to recognize an immaterial gain from the sale of these non-core real estate assets.

Property, plant and equipment

Property, plant and equipment is stated at cost. Maintenance and repair costs are expensed as incurred. Depreciation is calculated using the straight-line method using estimated useful lives of 5 to 40 years for buildings and building improvements and 3 to 15 years for machinery and equipment. A summary of property, plant and equipment is shown below:

(in millions)	July 27, 2024	April 27, 2024
Land	$3.3	$3.3
Buildings and building improvements	98.2	98.5
Machinery and equipment	398.3	394.6
Construction in progress	54.0	50.4
Total property, plant and equipment, gross	553.8	546.8
Less: accumulated depreciation	(340.0)	(334.7)
Property, plant and equipment, net	$213.8	$212.1

Depreciation expense was $8.2 million and $8.3 million in the three months ended July 27, 2024 and July 29, 2023, respectively. As of July 27, 2024 and April 27, 2024, capital expenditures recorded in accounts payable totaled $1.8 million and $6.1 million, respectively.

Pre-production tooling costs related to long-term supply arrangements

The Company incurs pre-production tooling costs related to products produced for its customers under long-term supply arrangements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable by the customer. As of July 27, 2024 and April 27, 2024, the Company had $46.1 million and $44.1 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.

Costs for molds, dies and other tools used in products produced for its customers under long-term supply arrangements for which the Company has title are capitalized in property, plant and equipment and amortized over the shorter of the life of the arrangement or the estimated useful life of the assets. As of July 27, 2024 and April 27, 2024, Company-owned tooling was $13.1 million and $14.0 million, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. All of the Company’s goodwill is in the Industrial segment. A summary of the changes in the carrying amount of goodwill is shown below:

(in millions)	Total
Balance as of April 27, 2024	$169.9
Foreign currency translation	0.7
Balance as of July 27, 2024	$170.6

A summary of goodwill by reporting unit is as follows:

(in millions)	July 27, 2024	April 27, 2024
Grakon Industrial	$124.4	$124.4
Nordic Lights	44.6	43.9
Other	1.6	1.6
Total	$170.6	$169.9

The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the beginning of the fourth quarter each fiscal year. In addition, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore require interim goodwill impairment testing, including long-term revenue growth projections, profitability, discount rates, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. No impairment indicators were identified in the first quarter of fiscal 2025.

Other intangible assets, net

Details of identifiable intangible assets are shown below:

	As of July 27, 2024
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$307.9	$(89.0)	$218.9	14.6
Trade names, patents and technology licenses	75.6	(44.1)	31.5	6.6
Total amortized intangible assets	383.5	(133.1)	250.4
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$385.3	$(133.1)	$252.2

	As of April 27, 2024
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$306.6	$(84.7)	$221.9	14.8
Trade names, patents and technology licenses	75.3	(42.3)	33.0	6.9
Total amortized intangible assets	381.9	(127.0)	254.9
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$383.7	$(127.0)	$256.7

Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal Year:
Remainder of 2025	$17.6
2026	22.6
2027	22.0
2028	19.7
2029	18.4
Thereafter	150.1
Total	$250.4

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

For a designated cash flow hedge, the effective portion of the change in the fair value of the derivative financial instrument is recorded in AOCI in the condensed consolidated balance sheets. When the underlying hedged transaction is realized, the gain or loss previously included in AOCI is recorded in earnings and reflected in the condensed consolidated statements of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. The gain or loss associated with changes in the fair value of derivatives not designated as hedges are recorded immediately in the condensed consolidated statements of operations on the same line as the associated risk. For a designated net investment hedge, the effective portion of the change in the fair value of the derivative financial instrument is recorded as a cumulative translation adjustment in AOCI in the condensed consolidated balance sheets.

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

The Company has a fixed-rate, cross-currency swap, maturing on December 25, 2024, with a notional value of $60.0 million (€54.8 million). The cross-currency swap is designated as a hedge of the Company's net investment in a euro-based subsidiary. The Company entered into the cross-currency swap to mitigate changes in net assets due to changes in U.S. dollar-euro spot exchange rate.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company recognizes the impact of all other changes in fair value of the derivative, which represents the interest rate differential of the cross-currency swap, through interest expense. For the three months ended July 27, 2024 and July 29, 2023, the Company recorded gains of $0.2 million and $0.7 million, respectively, in interest expense, net in the condensed consolidated statements of operations.

As of July 27, 2024 and April 27, 2024, the Company designated its euro-denominated long-term borrowings of $298.6 million and $294.0 million, respectively, under the Amended Credit Agreement as a net investment hedge of the foreign currency exposure of its investment in its euro-denominated subsidiaries. Due to changes in the value of the euro-denominated long-term borrowings designated as a net investment hedge, in the three months ended July 27, 2024 and July 29, 2023, losses, net of tax, of $3.4 million and $0.2 million, respectively, were recognized within the currency translation section of other comprehensive income (loss). Included in AOCI related to this net investment hedge were cumulative gains of $0.8 million and $4.2 million, respectively, as of July 27, 2024 and April 27, 2024.

Interest rate swaps

The Company utilizes interest rate swaps to limit its exposure to market fluctuations on its variable-rate borrowings. The interest rate swaps effectively convert a portion of the Company's variable rate borrowings to a fixed rate based upon a determined notional amount. The Company has an interest rate swap, maturing on October 31, 2027, with a notional value of $143.3 million (€132.0 million). The interest rate swaps are designated as cash flow hedges.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter. The effective portion of the periodic changes in fair value is recognized in AOCI in the condensed consolidated balance sheets. Subsequently, the accumulated gains and losses recorded in AOCI are reclassified to income in the period during which the hedged cash flow impacts earnings, which are expected to be immaterial over the next 12 months. No ineffectiveness was recognized in the three months ended July 27, 2024 and July 29, 2023.

Derivatives not designated as hedges

The Company uses short-term foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-functional currency balance sheet exposures. These forward contracts are not designated as hedging instruments. Gains and losses on these forward contracts are recognized in other expense, net, along with the foreign currency gains and losses on monetary assets and liabilities, in the condensed consolidated statements of operations.

As of July 27, 2024 and April 27, 2024, the Company held foreign currency forward contracts with a notional value of $116.1 million and $110.9 million, respectively. During the three months ended July 27, 2024, the Company recognized a loss of zero related to foreign currency forward contracts in the condensed consolidated statements of operations. During the three months ended July 29, 2023, the Company recognized a loss of $1.9 million related to foreign currency forward contracts in the condensed consolidated statements of operations.

Effect of derivative instruments on comprehensive income (loss)

The pre-tax effects of derivative financial instruments recorded in other comprehensive income (loss) were as follows:

	Three Months Ended
(in millions)	July 27, 2024	July 29, 2023
Net investment hedges	$(0.9)	$0.1
Interest rate swaps	(1.3)	(2.3)
Total	$(2.2)	$(2.2)

Fair value of derivative instruments on the balance sheet

The fair value of derivative instruments are classified as Level 2 within the fair value hierarchy and are recorded in the condensed consolidated balance sheets as follows:

		Asset/(Liability)
(in millions)	Financial Statement Caption	July 27, 2024	April 27, 2024
Derivatives designated as hedging instruments:
Net investment hedges	Prepaid expenses and other current assets	$0.4	$1.3
Interest rate swaps	Other long-term liabilities	$(3.4)	$(2.1)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.1	$—
Foreign currency forward contracts	Other accrued liabilities	$—	$(0.2)

Note 8. Debt

A summary of debt is shown below:

(in millions)	July 27, 2024	April 27, 2024
Revolving credit facility	$298.6	$333.0
Other debt	1.4	1.5
Unamortized debt issuance costs	(4.0)	(3.6)
Total debt	296.0	330.9
Less: current maturities	(0.2)	(0.2)
Total long-term debt	$295.8	$330.7

Revolving credit facility

On October 31, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders and other parties named therein. On March 6, 2024, the Company entered into a First Amendment to Second Amended and Restated Credit Agreement (the “First Amendment”) and on July 9, 2024, the Company entered into a Second Amendment to Second Amended and Restated Credit Agreement and First Amendment to Second Amended and Restated Guaranty (the “Second Amendment”) among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other Lenders party thereto and other parties thereto.

Among other things, the Second Amendment (i) reduced the revolving credit commitments under the Credit Agreement from $750 million to $500 million, (ii) granted a security interest in substantially all of the personal property of the Company and its U.S. subsidiaries that are guarantors, including 100% of the equity interests of their respective U.S. subsidiaries and 65% of the equity interests of their respective foreign subsidiaries (or such greater amount to the extent such pledge could not reasonably cause adverse tax consequences), (iii) amended the consolidated interest coverage ratio covenant for the quarters ending July 27, 2024, November 2, 2024, January 25, 2025 and May 3, 2025, (iv) amended the consolidated leverage ratio covenant for the quarter ending July 27, 2024 and each subsequent fiscal quarter, (v) amended certain interest rate provisions, (vi) added a requirement to provide monthly financial statements to the lenders through the period ending July 25, 2025, (vii) decreased the general basket exceptions to certain covenants restricting certain Company investments, liens and indebtedness for specified periods of time, (viii) increased, for fiscal year 2025, the general basket exception to a covenant restricting certain Company dispositions of property, (ix) added an “anti-cash hoarding” requirement, applicable during the period from the effective date of the Second Amendment until the earlier to occur of (a) the delivery of financial statements and a compliance certificate for the fiscal quarter ending July 25, 2025 and (b) the delivery of compliance certificates for two consecutive fiscal quarters demonstrating that the Company’s consolidated leverage ratio as of the last day of such fiscal quarters was less than 3.00:1.00, that if the Company has cash on hand (subject to certain exceptions) of more than $65 million for 10 consecutive business days, the Company shall prepay the indebtedness under the credit facility by the amount of such excess and (x) made certain other changes to the investment, restricted payment and indebtedness baskets. The Credit Agreement, as amended by the First Amendment and the Second Amendment, is referred to herein as the “Amended Credit Agreement.”

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

The Second Amendment was accounted for as a debt modification, which resulted in a non-cash loss of $1.2 million in the three months ended July 27, 2024 related to the partial write-off of unamortized debt issuance costs as a result of the reduction in the credit facility size. The non-cash loss was recognized in other expense, net in the Company’s condensed consolidated statement of operations. Additionally, the Company incurred debt issuance costs of approximately $1.8 million associated with the Second Amendment which were capitalized and, along with the current unamortized debt issuance costs, are being amortized to interest expense on a straight-line basis over remaining term of the Amended Credit Agreement.

Loans denominated in US dollars under the Amended Credit Agreement bear interest at either (a) an adjusted base rate or (b) an adjusted term Secured Overnight Financing Rate (“SOFR”) rate or term SOFR daily floating rate (in each case, as determined in accordance with the provisions of the Amended Credit Agreement in each case plus an applicable rate (the “Applicable Rate”) ranging between 0.375% and 1.75%, in the case of adjusted base rate loans, and between 1.375% and 2.75%, in the case of adjusted term SOFR rate loans and term SOFR daily floating rate loans. Loans denominated in euros will bear interest at the Euro Interbank Offered Rate plus an Applicable Rate ranging between 1.375% and 2.75%. The Applicable Rate is set based on the Company’s consolidated leverage ratio.

As of July 27, 2024, the outstanding balance under the revolving credit facility consisted of $298.6 million (€275.0 million) of euro-denominated borrowings. The Company has designated the euro-denominated borrowings as a net investment hedge of the foreign currency exposure of its investments in euro-denominated subsidiaries. Refer to Note 7, “Derivative Instruments and Hedging Activities” for further information.

The weighted-average interest rate on outstanding euro-denominated borrowings under the Amended Credit Agreement was approximately 6.8% as of July 27, 2024. The Amended Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default.

The Amended Credit Agreement contains various representations and warranties, financial covenants (including covenants requiring the Company to maintain compliance with a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, in each case as of the end of each fiscal quarter of the Company), restrictive and other covenants, and events of default. The covenants in the Amended Credit Agreement include an “anti-cash hoarding” requirement, as discussed above. As of July 27, 2024, the Company was in compliance with all the covenants in the Amended Credit Agreement.

Other debt

One of the Company’s European subsidiaries has debt that consists of one note with a maturity in 2031. The weighted-average interest rate on this debt was approximately 1.8% at July 27, 2024 and $0.2 million of the debt was classified as short-term.

Note 9. Shareholders’ Equity

Repurchases of Common Stock

On March 31, 2021, as subsequently amended on June 16, 2022, the Board of Directors authorized the purchase of up to $200.0 million of the Company’s outstanding common stock through June 14, 2024 (the “2021 Buyback Authorization”). On June 13, 2024, the Board of Directors approved a new share buyback authorization, commencing on June 17, 2024, for the purchase of up to $200.0 million of the Company’s outstanding common stock through June 17, 2026 (the “2024 Buyback Authorization”). Purchases may be made on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, or in private transactions.

The following table summarizes activity under the 2021 Buyback Authorization:

	Three Months Ended
(in millions, except share and per share data)	July 27, 2024	July 29, 2023
Shares purchased	136,000	—
Average price per share	$11.55	$—
Total cost	$1.6	$—

Prior to its expiration, a total of 3,553,961 shares were purchased under the 2021 Buyback Authorization at a total cost of $134.6 million. All purchased shares were retired and are reflected as a reduction of common stock for the par value of shares, with the excess applied as a reduction to retained earnings. No further shares can be purchased under the 2021 Buyback Authorization. In the three months ended July 27, 2024, there were no shares purchased under the 2024 Buyback Authorization. As of July 27, 2024, the dollar value of shares that remained available to be purchased by the Company under 2024 Buyback Authorization was $200.0 million.

Dividends

The Company paid dividends totaling $5.1 million and $5.3 million in the three months ended July 27, 2024 and July 29, 2023, respectively. Dividends paid in the three months ended July 27, 2024 and July 29, 2023, include $0.2 million and $0.4 million of dividend equivalent payments for restricted stock units that vested.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in AOCI, net of tax is shown below:

	Three Months Ended July 27, 2024
(in millions)	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$(36.5)	$(0.2)	$(36.7)
Other comprehensive income (loss)	1.1	(2.2)	(1.1)
Tax benefit	1.0	0.5	1.5
Net other comprehensive income (loss)	2.1	(1.7)	0.4
Balance at the end of period	$(34.4)	$(1.9)	$(36.3)

	Three Months Ended July 29, 2023
(in millions)	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$(19.8)	$0.8	$(19.0)
Other comprehensive loss	(2.7)	(2.2)	(4.9)
Tax benefit	0.2	0.6	0.8
Net other comprehensive loss	(2.5)	(1.6)	(4.1)
Balance at the end of period	$(22.3)	$(0.8)	$(23.1)

Stock-based compensation

The Company has granted stock options, restricted stock awards (“RSAs”), performance units (“PUs”), restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock awards to employees and non-employee directors under the Methode Electronics, Inc. 2022 Omnibus Incentive Plan (“2022 Plan”), the Methode Electronics, Inc. 2014 Omnibus Incentive Plan (“2014 Plan”), the Methode Electronics, Inc. 2010 Stock Plan (“2010 Plan”), and the Methode Electronics, Inc. 2004 Stock Plan (“2004 Plan”). The Company can no longer make grants under the 2014 Plan, 2010 Plan and 2004 Plan.

Subject to adjustment as provided in the 2022 Plan and the 2022 Plan’s share counting provisions, the number of shares of the Company's common stock that will be available for all awards under the 2022 Plan is 5,550,000, less an amount to reflect shares, options or other awards granted under prior plans after April 30, 2022. As of July 27, 2024, there were approximately 4.2 million shares available for award under the 2022 Plan.

Restricted stock awards and performance units

As of July 27, 2024, the Company had 710,349 RSAs outstanding which may be earned based on the achievement of an earnings before net interest, taxes, fixed asset depreciation and intangible asset amortization (“EBITDA”) measure for fiscal 2025. The RSAs will vest ranging from 0% (for performance below threshold) to 100% (target performance) based on the achievement of the EBITDA performance measure and continued employment. In addition, if the target performance is exceeded, up to an additional 355,175 PUs can be earned that will be settled in cash.

The fair value of the RSAs was based on the closing stock price on the date of grant and the RSAs earn dividend equivalents during the vesting period, which are forfeitable if the RSAs do not vest. Compensation expense for the RSAs is recognized when it is probable the minimum threshold performance criteria will be achieved. Compensation expense for the PUs is recognized when it is probable that the target performance criteria will be exceeded. The Company assesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment. The cash-settled PUs represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock on the vesting date. The PUs are classified as liability awards due to the cash settlement feature and are re-measured at each balance sheet date. In accordance with ASC 718, “Compensation - Stock Compensation,” based on projections of the Company’s current business portfolio, no compensation expense has been recognized for the RSAs or PUs to date, as the performance conditions are not probable of being met. Unrecognized stock-based compensation expense at target level of performance is $20.5 million as of July 27, 2024, which, subject to the performance conditions being met, will be recognized through fiscal 2025. The following table summarizes RSA activity:

	Restricted stock awards	Weighted average grant date fair value
Non-vested at April 27, 2024	789,674	$28.81
Awarded	—	$—
Vested	—	$—
Forfeited	(79,325)	$28.28
Non-vested at July 27, 2024	710,349	$28.87

Performance stock units

In the three months ended July 27, 2024, the Company granted 138,758 PSUs which will vest upon the achievement of a total stockholder return (“TSR”) measured based on the growth in the Company’s stock price over a three-year performance period that ends April 30, 2027. The number of shares to be issued may range from 0% to a maximum of 200% of the PSUs granted. The Company estimated the grant date fair value of the PSUs using the Monte Carlo simulation model, as the TSR metric and changes in stock price are considered market conditions under ASC 718. The following table provides a summary of the assumptions for the PSUs:

Assumptions
Expected volatility	51.28%
Risk free interest rate	4.23%
Expected term (in years)	2.79
Grant date fair value	$16.38

The PSUs earn dividend equivalents during the vesting periods, which are forfeitable if the PSUs do not vest. Unrecognized compensation expense for the PSUs was $2.2 million, which is expected to be recognized over a weighted average period of approximately three years. The following table summarizes PSU activity:

	Performance stock units	Weighted average grant date fair value
Non-vested at April 27, 2024	—	$—
Awarded	138,758	$16.38
Vested	—	$—
Forfeited	—	$—
Non-vested at July 27, 2024	138,758	$16.38

Restricted stock units

RSUs granted vest over a pre-determined period of time, up to five years from the date of grant. The fair value of the RSUs granted are based on the closing stock price on the date of grant and earn dividend equivalents during the vesting periods, which are forfeitable if the RSUs do not vest. The following table summarizes RSU activity:

	Restricted stock units	Weighted average grant date fair value
Non-vested at April 27, 2024	941,640	$26.43
Awarded	129,136	$13.65
Conversion of cash bonus to RSUs	153,376	$12.98
Vested	(385,898)	$28.44
Forfeited	(165,402)	$22.40
Non-vested at July 27, 2024	672,852	$20.75

In the three months ended July 27, 2024, 153,376 RSUs were awarded in exchange for cash bonuses earned by certain employees. These RSUs vest on March 7, 2025. As the expense associated with the cash bonuses was previously recognized in fiscal 2024, there is no incremental expense to be recognized for the RSUs. The Company reclassified $2.0 million from accrued employee liabilities to additional paid-in capital on its condensed consolidated balance sheets related to the conversion of the cash bonuses to RSUs.

Under the various stock plans, RSUs that have vested for certain executives, including Donald W. Duda, the Company’s former CEO, and Ronald L.G. Tsoumas, the Company’s former CFO, will not be delivered in common stock until the first day of the seventh month following the executive’s termination from the Company or upon a change of control. As of July 27, 2024, common stock to be delivered to these executives totaled 793,108 shares. The vested deferred RSUs are considered outstanding for earnings per share calculations.

Director awards

The Company grants stock awards to its non-employee directors as a component of their compensation. The stock awards vest immediately upon grant. Non-employee directors may elect to defer receipt of their shares under the Company’s non-qualified deferred compensation plan. The following table summarizes awards granted to non-employee directors:

	Non-employee director awards	Deferred non-employee director awards	Total	Weighted average grant date fair value
Outstanding at April 27, 2024	—	77,319	77,319	$37.23
Awarded	56,680	86,786	143,466	$9.92
Issued	(56,680)	—	(56,680)	$9.88
Outstanding at July 27, 2024	—	164,105	164,105	$22.80

Stock options

The following table summarizes stock option activity:

	Stock options	Weighted average exercise price	Weighted- average life (years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at April 27, 2024	8,000	$37.01	0.2	$0.0
Exercised	—	$—
Forfeited	(8,000)	$37.01
Outstanding and exercisable at July 27, 2024	—	$—	0.0	$0.0

Stock-based compensation expense

All stock-based awards to employees and non-employee directors are recognized in selling and administrative expenses on the condensed consolidated statements of operations. Awards subject to graded vesting are recognized using the accelerated recognition method over the requisite service period. The table below summarizes the stock-based compensation expense related to the equity awards:

	Three Months Ended
(in millions)	July 27, 2024	July 29, 2023
RSUs	$0.7	$1.0
Deferred non-employee director awards	0.9	1.0
Non-employee director awards	0.6	0.6
Total stock-based compensation expense	$2.2	$2.6

Note 10. (Loss) Income per Share

Basic (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the applicable period, but excludes any contingently issued shares where the contingency has not been resolved. The weighted average number of common shares used in the diluted (loss) income per share calculation is determined using the treasury stock method which includes the effect of all potential dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended
	July 27, 2024	July 29, 2023
Numerator:
Net (loss) income (in millions)	$(18.3)	$0.9

Denominator:
Denominator for basic income per share - weighted average shares outstanding and vested/unissued restricted stock units	35,423,886	35,687,876
Dilutive potential common shares	—	593,531
Denominator for diluted income per share	35,423,886	36,281,407

(Loss) income per share:
Basic	$(0.52)	$0.03
Diluted	$(0.52)	$0.02

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1,004,990	935,698

In the three months ended July 27, 2024, all potential common shares issuable for PSUs and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for PSUs and RSUs on the weighted-average number of common shares outstanding would have been approximately 69,046 common shares for the three months ended July 27, 2024.

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

The Medical segment was made up of the Company’s medical device business, Dabir Surfaces, with its surface support technology aimed at pressure injury prevention. In the first quarter of fiscal 2024, the Company made the decision to initiate the discontinuation of Dabir Surfaces. In the second quarter of fiscal 2024, the Company sold certain assets of its Dabir Surfaces business. See Note 3, “Disposition” for more information.

The tables below present information about the Company’s reportable segments:

	Three Months Ended July 27, 2024
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$136.7	$117.1	$12.2	$—	$(7.5)	$258.5
Transfers between segments	(1.9)	(5.6)	—	—	7.5	—
Net sales to unaffiliated customers	$134.8	$111.5	$12.2	$—	$—	$258.5

(Loss) income from operations	$(5.7)	$16.9	$1.9	$-	$(20.6)	$(7.5)
Interest expense, net						4.8
Other expense, net						0.8
Pre-tax loss						$(13.1)

	Three Months Ended July 29, 2023
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$161.1	$122.6	$15.3	$0.8	$(10.1)	$289.7
Transfers between segments	(2.8)	(7.2)	(0.1)	—	10.1	—
Net sales to unaffiliated customers	$158.3	$115.4	$15.2	$0.8	$—	$289.7

Income (loss) from operations	$(2.8)	$24.2	$2.9	$(2.2)	$(18.3)	$3.8
Interest expense, net						2.8
Other expense, net						—
Pre-tax income						$1.0

(in millions)	July 27, 2024	April 27, 2024
Identifiable assets:
Automotive	$621.1	$592.7
Industrial	606.4	604.5
Interface	65.1	67.1
Medical	0.2	0.2
Eliminations/Corporate	85.1	139.0
Total identifiable assets	$1,377.9	$1,403.5

Note 12. Contingencies

Certain litigation arising in the normal course of business is pending against us. The Company is, from time-to-time, subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, breach of contracts, employment-related matters, environmental matters and intellectual property matters. The Company has established loss provisions for matters in which losses are deemed probable and reasonably estimable. The Company considers insurance coverage and third-party indemnification, among other things, when determining required accruals for pending litigation and claims. Although the outcome of potential legal actions and claims cannot be predicted with certainty, it is the Company's opinion, based on the information available, that it has adequate reserves for these liabilities. However, the ultimate outcome of any matter could require payment in excess of any amount that the Company may have accrued.

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the District Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the District Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it instructed the District Court to modify the injunction from the entire world to all of the countries in which Hetronic sells its products. On April 20 and 21, 2022, the District Court held a hearing related to modifying the injunction pursuant to the Tenth Circuit’s opinion, and the parties have filed post-hearing briefs. The defendants also filed a petition for certiorari with the United States Supreme Court seeking to further appeal the extraterritorial application of the Lanham Act in this case. The Company opposed that petition. The Supreme Court requested the views of the Solicitor General on the petition for certiorari, and the Solicitor General recommended granting the petition. On November 4, 2022, the Supreme Court granted the petition. The Supreme Court heard arguments in this matter on March 21, 2023. On June 29, 2023, the Supreme Court vacated the Tenth Circuit’s August 2021 decision and remanded the matter back to the Tenth Circuit for further proceedings. On September 1, 2023, the Tenth Circuit requested supplemental briefing from the parties regarding the effect of the Supreme Court’s decision on the appeal and the proper course of further proceedings. That briefing was thereafter submitted, and the Tenth Circuit heard argument in this matter on January 24, 2024. On April 23, 2024, the Tenth Circuit issued an opinion affirming the District Court’s final judgment on the state law breach of contract and tort claims (this affirmed final judgment amount represents only approximately $22.5 million of the vacated original $113 million final judgment that had been entered in 2020) and remanding for further non-trial proceedings with respect to the appropriate remedies for the Lanham Act claims in light of the Supreme’s Court ruling that the Lanham Act does not apply extraterritorially. On August 5, 2024, the District Court entered an amended permanent injunction and amended final judgment. The amended permanent injunction limited the geographic reach of the permanent injunction barring defendants from selling infringing products so that it only applies in the United States and reaffirmed the court’s prior order requiring defendants to return Hetronic’s confidential information. The amended final judgment reaffirmed the final judgment of approximately $22.5 million plus interest for the state law breach of contract and tort claims and entered judgment in an amended amount of approximately $0.3 million plus interest for the infringing U.S. sales under the Lanham Act. The deadline for any appeals of the District Court’s orders was September 4, 2024.

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

Stockholder Litigation

On August 26, 2024, a putative class action lawsuit (the “Stockholder Action”) on behalf of purchasers of Company common stock between June 23, 2022 and March 6, 2024, inclusive, entitled Marie Salem v. Methode Electronics, Inc. et al. was filed in the U.S. District Court for the Northern District of Illinois against the Company, a former Chief Executive Officer, President and director of the Company and a former Chief Financial Officer of the Company. The complaint alleges, among other things, that the defendants made false and/or misleading statements relating to the Company’s business, operations and prospects, including in respect of the Company’s transition to production of more specialized components for manufacturers of electric vehicles and the Company’s operations at its facility in Monterrey, Mexico, in violation of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, among other things, unspecified money damages along with equitable relief and costs and expenses, including counsel fees and expert fees.

The Company disagrees with and intends to vigorously defend against the Stockholder Action. The Stockholder Action could result in costs and losses to the Company, including potential costs associated with the indemnification of the other defendants. At this time, given the current status of the Stockholder Action, the Company is unable to reasonably estimate an amount or range of reasonably possible loss, if any, that may result from the Stockholder Action.

Note 13. Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges includes costs related to restructuring actions taken by the Company as well as long-lived asset impairments.

The Company continually monitors market factors and industry trends and takes restructuring actions to reduce overall costs and improve operational profitability as appropriate. Restructuring actions generally result in charges for employee termination benefits, plant closures, asset impairments and contract termination costs.

Components of restructuring and asset impairment charges were as follows:

	Three Months Ended
(in millions)	July 27, 2024	July 29, 2023
Employee termination benefits	$0.3	$0.1
Asset impairment charges	0.3	0.6
Total	$0.6	$0.7

The table below presents restructuring and asset impairment charges by reportable segment.

	Three Months Ended
(in millions)	July 27, 2024	July 29, 2023
Automotive	$0.3	$—
Industrial	—	—
Interface	—	—
Medical	—	0.7
Eliminations/Corporate	0.3	—
Total	$0.6	$0.7
Recognized in:
Cost of products sold	$0.3	$0.6
Selling and administrative expenses	0.3	0.1
	$0.6	$0.7

The Company’s restructuring liability was $0.4 million and $0.7 million as of July 27, 2024 and April 27, 2024, respectively. Estimates of restructuring costs are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring costs, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals. The Company may take additional restructuring actions in future periods based upon market conditions and industry trends.

Note 14. Related Party Transactions

The Company’s Interim Chief Financial Officer, David Rawden, is a director of AlixPartners, LLP (“AlixPartners”), a business advisory firm that currently provides a number of consulting services to the Company. The Company’s former Interim Chief Executive Officer, Kevin Nystrom, is a partner and managing director of AlixPartners. In the three months ended July 27, 2024, the Company recognized $3.5 million of expense for consulting services provided by AlixPartners. As of July 27, 2024 and April 27, 2024, $1.8 million and $1.4 million, respectively, was payable to AlixPartners which is reflected in other accrued liabilities on the condensed consolidated balance sheets.

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
•
Potential impact of securities class action and other litigation;
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
•
Ability to remediate material weaknesses in our internal control over financial reporting;
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

Additional details and factors are discussed under the caption “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended April 27, 2024. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. Any forward-looking statements made by us speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

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

Geopolitical Conditions

Russia’s invasion of Ukraine and the resulting economic sanctions imposed by the international community impacted the global economy and gave rise to potential global security issues that may adversely affect international business and economic conditions. Given our manufacturing operations in the Middle East and Asia, the continuation of the military conflict between Russia and Ukraine, the escalation or expansion of the Israel-Hamas war, or renewed terrorist attacks on Red Sea shipping, such as those by the Houthi, could lead to other supply chain disruptions, increased inflationary pressures, higher freight costs and volatility in global markets and industries that could negatively impact our operations. The full impact of the conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions. We will continue to monitor the conflicts and assess the related restrictions and other effects on our employees, customers, suppliers and business.

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

Consolidated Results of Operations

The table below compares our results of operations between the three months ended July 27, 2024 and the three months ended July 29, 2023:

	Three Months Ended
(in millions)	July 27, 2024	July 29, 2023
Net sales	$258.5	$289.7
Cost of products sold	213.9	235.7
Gross profit	44.6	54.0
Selling and administrative expenses	46.2	44.5
Amortization of intangibles	5.9	5.7
Interest expense, net	4.8	2.8
Other expense, net	0.8	—
Income tax expense	5.2	0.1
Net (loss) income	$(18.3)	$0.9

Net sales

Net sales decreased $31.2 million, or 10.8%, to $258.5 million in the three months ended July 27, 2024, compared to $289.7 million in the three months ended July 29, 2023. The decrease was primarily due to lower sales across all segments and unfavorable foreign currency translation of $1.6 million.

Cost of products sold

Cost of products sold decreased $21.8 million, or 9.2%, to $213.9 million (82.7% of net sales) in the three months ended July 27, 2024, compared to $235.7 million (81.4% of net sales) in the three months ended July 29, 2023. Foreign currency translation decreased cost of products sold by $1.4 million. Excluding foreign currency translation, cost of products sold decreased $20.4 million. The decrease was primarily due to lower material costs as a result of a decrease in sales volumes, partially offset by higher salary expense and higher costs due to program launches. Restructuring and asset impairment charges included within cost of products sold were $0.3 million in the three months ended July 27, 2024, compared to $0.6 million in the three months ended July 29, 2023.

Gross profit margin

Gross profit margin was 17.3% of net sales in the three months ended July 27, 2024, compared to 18.6% of net sales in the three months ended July 29, 2023. The decrease in gross profit margin was primarily a result of lower sales.

Selling and administrative expenses

Selling and administrative expenses increased $1.7 million, or 3.8%, to $46.2 million (17.9% of net sales) in the three months ended July 27, 2024, compared to $44.5 million (15.4% of net sales) in the three months ended July 29, 2023. The increase was primarily due to higher professional fees, partially offset by lower outbound freight expense, salary expense and stock-based compensation expense. Professional fees include $3.5 million for consulting and interim executive services provided by AlixPartners.

Amortization of intangibles

Amortization of intangibles was $5.9 million in the three months ended July 27, 2024, compared to $5.7 million in the three months ended July 29, 2023.

Interest expense, net

Interest expense, net was $4.8 million in the three months ended July 27, 2024, compared to $2.8 million in the three months ended July 29, 2023. The increase was due to a higher level of borrowings and increased interest rates.

Other expense (income), net

Other expense, net was $0.8 million in the three months ended July 27, 2024, compared to other expense, net of zero in the three months ended July 29, 2023. Other expense, net in the three months ended July 27, 2024 includes a non-cash write-off of $1.2 million of unamortized debt issuance costs. Net foreign exchange loss was $0.6 million in the three months ended July 27, 2024, compared to net foreign exchange loss of zero in the three months ended July 29, 2023. In the three months ended July 27, 2024, we received $0.9 million of international government assistance.

Income tax expense

Income tax expense was $5.2 million (-39.7% effective tax rate) in the three months ended July 27, 2024, compared to $0.1 million (10.0% effective tax rate) in the three months ended July 29, 2023.

The effective tax rate for the three months ended July 27, 2024 was higher than the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for U.S. deferred tax assets and global intangible low-tax income, partially offset by the impact of income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions. The effective tax rate for the three months ended July 29, 2023 was lower than the U.S. federal statutory tax rate of 21% primarily due to income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, partially offset by global intangible low-tax income and non-deductible expenses.

Net (loss) income

Net loss was $18.3 million in the three months ended July 27, 2024, compared to net income of $0.9 million in the three months ended July 29, 2023. The net loss was a result of the reasons described above.

Reportable Operating Segments

Automotive

	Three Months Ended
($ in millions)	July 27, 2024	July 29, 2023
Net sales
North America	$66.3	$66.8
Europe, the Middle East & Africa ("EMEA")	59.3	52.2
Asia	9.2	39.3
Net sales	134.8	158.3
Gross profit	$8.6	$15.3
As a percent of net sales	6.4%	9.7%
Loss from operations	$(5.7)	$(2.8)
As a percent of net sales	(4.2)%	(1.8)%

Net sales

Automotive segment net sales decreased $23.5 million, or 14.8%, to $134.8 million in the three months ended July 27, 2024, compared to $158.3 million in the three months ended July 29, 2023. Excluding foreign currency translation, net sales decreased $22.6 million, or 14.3%.

Net sales in North America decreased $0.5 million to $66.3 million in the three months ended July 27, 2024, compared to $66.8 million in the three months ended July 29, 2023. The decrease was due to the roll off of legacy programs offset by new program launches. Net sales in EMEA increased $7.1 million to $59.3 million in the three months ended July 27, 2024, compared to $52.2 million in the three months ended July 29, 2023. The weaker euro, relative to the U.S. dollar, decreased net sales in EMEA by $0.7 million. Excluding foreign currency translation, net sales in EMEA increased $7.8 million due to increased demand for user interface and switch products, partially offset by lower sales volumes of sensor products. Net sales in Asia decreased $30.1 million to $9.2 million in the three months ended July 27, 2024, compared to $39.3 million in the three months ended July 29, 2023. The decrease was primarily due to a program roll-off and lower sales volumes of lead frame products.

Gross profit

Automotive segment gross profit decreased $6.7 million, or 43.8%, to $8.6 million in the three months ended July 27, 2024, compared to $15.3 million in the three months ended July 29, 2023. Gross profit margins decreased to 6.4% in the three months ended July 27, 2024, compared to 9.7% in the three months ended July 29, 2023. The decrease in gross profit margins was due to lower sales volumes in Asia, higher costs due to program launches and product mix.

Loss from operations

Automotive segment loss from operations was $5.7 million in the three months ended July 27, 2024, compared to $2.8 million in the three months ended July 29, 2023. The higher loss from operations was primarily due to lower gross profit, partially offset by lower selling and administrative expenses. Selling and administrative expenses decreased due to lower outbound freight expense.

Industrial

	Three Months Ended
($ in millions)	July 27, 2024	July 29, 2023
Net sales	$111.5	$115.4
Gross profit	$32.8	$35.6
As a percent of net sales	29.4%	30.8%
Income from operations	$16.9	$24.2
As a percent of net sales	15.2%	21.0%

Net sales

Industrial segment net sales decreased $3.9 million, or 3.4%, to $111.5 million in the three months ended July 27, 2024, compared to $115.4 million in the three months ended July 29, 2023. Excluding foreign currency translation, net sales decreased $3.2 million. The decrease was primarily due to lower sales volumes for lighting products in the commercial vehicle and off-road equipment markets, partially offset by higher sales volumes of power distribution products for electric vehicle and data centers.

Gross profit

Industrial segment gross profit decreased $2.8 million, or 7.9%, to $32.8 million in the three months ended July 27, 2024, compared to $35.6 million in the three months ended July 29, 2023. Excluding foreign currency translation, gross profit decreased $2.6 million. Gross profit margins decreased to 29.4% in the three months ended July 27, 2024, compared to 30.8% in the three months ended July 29, 2023. Gross profit margins were impacted by product mix.

Income from operations

Industrial segment income from operations decreased $7.3 million, or 30.2%, to $16.9 million in the three months ended July 27, 2024, compared to $24.2 million in the three months ended July 29, 2023. The decrease was primarily due to lower gross profit and higher selling and administrative expenses. The increase in selling and administrative expenses was primarily due to higher professional fees and an increase in bad debt expense.

Interface

	Three Months Ended
($ in millions)	July 27, 2024	July 29, 2023
Net sales	$12.2	$15.2
Gross profit	$2.6	$3.6
As a percent of net sales	21.3%	23.7%
Income from operations	$1.9	$2.9
As a percent of net sales	15.6%	19.1%

Net sales

Interface segment net sales decreased $3.0 million, or 19.7%, to $12.2 million in the three months ended July 27, 2024, compared to $15.2 million in the three months ended July 29, 2023. The decrease was due to lower sales volumes of touch panels for appliances and transceivers for servers.

Gross profit

Interface segment gross profit decreased $1.0 million, or 27.8%, to $2.6 million in the three months ended July 27, 2024, compared to $3.6 million in the three months ended July 29, 2023. Gross profit margins decreased to 21.3% in the three months ended July 27, 2024, compared to 23.7% in the three months ended July 29, 2023. The decrease in gross profit margins was primarily due to lower sales volumes.

Income from operations

Interface segment income from operations decreased $1.0 million, or 34.5%, to $1.9 million in the three months ended July 27, 2024, compared to $2.9 million in the three months ended July 29, 2023. The decrease was primarily due to lower gross profit and slightly higher selling and administrative expenses.

Medical

	Three Months Ended
(in millions)	July 27, 2024	July 29, 2023
Net sales	$—	$0.8
Gross profit	$—	$(0.7)
Loss from operations	$—	$(2.2)

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

As of July 27, 2024, we had $111.3 million of cash and cash equivalents, of which $57.4 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the payment of dividends and the repayment of intercompany loans, without creating material additional income tax expense.

Repurchases of Common Stock

On March 31, 2021, as subsequently amended on June 16, 2022, the Board of Directors authorized the purchase of up to $200.0 million of our outstanding common stock through June 14, 2024 (the “2021 Buyback Authorization”). On June 13, 2024, the Board of Directors approved a new share buyback authorization, commencing on June 17, 2024, for the purchase of up to $200.0 million of our outstanding common stock through June 17, 2026 (the “2024 Buyback Authorization”). Purchases may be made on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, or in private transactions. Prior to its expiration, a total of 3,553,961 shares were purchased under the 2021 Buyback Authorization at a total cost of $134.6 million. No further shares can be purchased under the 2021 Buyback Authorization. In the three months ended July 27, 2024, we did not purchase any shares under the 2024 Buyback Authorization. As of July 27, 2024, the dollar value of shares that remained available to be purchased under 2024 Buyback Authorization was $200.0 million.

Amended Credit Agreement

On October 31, 2022, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders and other parties named therein. On March 6, 2024, we entered into a First Amendment to Second Amended and Restated Credit Agreement (the “First Amendment”) and on July 9, 2024, we entered into a Second Amendment to Second Amended and Restated Credit Agreement and First Amendment to Second Amended and Restated Guaranty (the “Second Amendment”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other Lenders party thereto and other parties thereto.

Among other things, the Second Amendment (i) reduced the revolving credit commitments under the Credit Agreement from $750 million to $500 million, (ii) granted a security interest in substantially all of the personal property of the Company and our U.S. subsidiaries that are guarantors, including 100% of the equity interests of their respective U.S. subsidiaries and 65% of the equity interests of their respective foreign subsidiaries (or such greater amount to the extent such pledge could not reasonably cause adverse tax consequences), (iii) amended the consolidated interest coverage ratio covenant for the quarters ending July 27, 2024, November 2, 2024, January 25, 2025 and May 3, 2025, (iv) amended the consolidated leverage ratio covenant for the quarter ending July 27, 2024 and each subsequent fiscal quarter, (v) amended certain interest rate provisions, (vi) added a requirement to provide monthly financial statements to the lenders through the period ending July 25, 2025, (vii) decreased the general basket exceptions to certain covenants restricting certain Company investments, liens and indebtedness for specified periods of time, (viii) increased, for fiscal year 2025, the general basket exception to a covenant restricting certain Company dispositions of property, (ix) added an “anti-cash hoarding” requirement, applicable during the period from the effective date of the Second Amendment until the earlier to occur of (a) the delivery of financial statements and a compliance certificate for the fiscal quarter ending July 25, 2025 and (b) the delivery of compliance certificates for two consecutive fiscal quarters demonstrating that the our consolidated leverage ratio as of the last day of such fiscal quarters was less than 3.00:1.00, that if we have cash on hand (subject to certain exceptions) of more than $65 million for 10 consecutive business days, we shall prepay the indebtedness under the credit facility by the amount of such excess and (x) made certain other changes to the investment, restricted payment and indebtedness baskets. The Credit Agreement, as amended by the First Amendment and the Second Amendment, is referred to herein as the “Amended Credit Agreement.”

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

As of July 27, 2024, the outstanding balance under the revolving credit facility consisted of $298.6 million (€275.0 million) of euro-denominated borrowings. The Amended Credit Agreement contains various representations and warranties, financial covenants (including covenants requiring us to maintain compliance with a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, in each case as of the end of each fiscal quarter of the Company), restrictive and other covenants, and events of default. The covenants in the Amended Credit Agreement include an “anti-cash hoarding” requirement, as discussed above. As of July 27, 2024, we were in compliance with all the covenants in the Amended Credit Agreement. For further information, see Note 8, “Debt” to the condensed consolidated financial statements included in this Report.

Although we currently anticipate, based on our current projections and analyses, that we will be in compliance with the financial covenants contained in the Amended Credit Agreement, no assurance can be given that we will be and remain in compliance with such covenants in the future. Factors that could increase our risk of future non-compliance include those identified in Part I – Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended April 27, 2024.

Cash Flows

	Three Months Ended
(in millions)	July 27, 2024	July 29, 2023
Operating activities:
Net (loss) income	$(18.3)	$0.9
Non-cash items	17.8	17.5
Changes in operating assets and liabilities	11.4	(24.0)
Net cash provided by (used in) operating activities	10.9	(5.6)
Net cash used in investing activities	(13.6)	(13.8)
Net cash (used in) provided by financing activities	(48.2)	12.5
Effect of foreign currency exchange rate changes on cash and cash equivalents	0.7	(2.2)
Decrease in cash and cash equivalents	(50.2)	(9.1)
Cash and cash equivalents at beginning of the period	161.5	157.0
Cash and cash equivalents at end of the period	$111.3	$147.9

Operating activities

Net cash provided by operating activities was $10.9 million in the three months ended July 27, 2024, compared to net cash used in operating activities of $5.6 million in the three months ended July 29, 2023. The improvement was due to higher cash inflows from operating assets and liabilities. The $11.4 million of cash inflows for operating assets and liabilities in the three months ended July 27, 2024 was primarily due to lower accounts receivable and higher accounts payable, partially offset by higher inventory, prepaid expenses and lower other liabilities.

Investing activities

Net cash used in investing activities was $13.6 million in the three months ended July 27, 2024, compared to $13.8 million in the three months ended July 29, 2023. The activity in both periods represented capital expenditures.

Financing activities

Net cash used in financing activities was $48.2 million in the three months ended July 27, 2024, compared to net cash provided by financing activities of $12.5 million in the three months ended July 29, 2023. In the three months ended July 27, 2024, we used $1.6 million of cash for the purchase of shares under the 2021 Buyback Authorization, compared to no share repurchases in the three months ended July 29, 2023. We paid cash dividends of $5.1 million in the three months ended July 27, 2024, compared to $5.3 million in the three months ended July 29, 2023. In the three months ended July 27, 2024, we had net repayments of borrowings of $39.1 million, compared to net proceeds from borrowings of $31.9 million in the three months ended July 29, 2023. In the three months ended July 27, 2024, we paid $1.8 million of debt issuance costs associated with the Second Amendment. In the three months ended July 29, 2023, we paid $10.2 million for the purchase of redeemable noncontrolling interests related to Nordic Lights.

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

There has been no significant change in our exposure to market risk during the three months ended July 27, 2024. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended April 27, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we performed an evaluation under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and our Interim Chief Financial Officer (“CFO”), of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s applicable rules and forms. As a result of this evaluation, our CEO and Interim CFO concluded that our disclosure controls and procedures were not effective as of July 27, 2024 due to the material weaknesses that were previously reported in our Annual Report on Form 10-K for the year ended April 27, 2024.

Notwithstanding the ineffectiveness of our disclosure controls and procedures due to the material weaknesses in our internal control over financial reporting as of April 27, 2024, we believe there are no material inaccuracies or omissions of material fact in this this Quarterly Report, and, to the best of our knowledge, we believe that the condensed consolidated financial statements in this Form 10-Q fairly present in all material aspects our financial condition, results of operations and cash flows in conformity with GAAP.

Previously Disclosed Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the year ended April 27, 2024, our management concluded that our internal controls over financial reporting were not effective due to a material weakness associated with ineffective information technology general controls (ITGCs) over one of its information technology (IT) systems that is relevant to the preparation of the financial information at a substantial portion of the Company’s subsidiaries throughout the year ended April 27, 2024, which resulted in ineffective business process controls (automated and IT-dependent manual controls) that could result in misstatements potentially impacting significant financial statement accounts and disclosures. Specifically, management did not design and execute program change management controls to provide reasonable assurance that IT program changes affecting financial applications are authorized, tested, and implemented appropriately. As a result, business process controls (automated and IT-dependent manual controls) that are reliant on the affected ITGCs, or that use data produced from the affected systems, were deemed ineffective at April 27, 2024.

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

We are committed to maintaining a strong internal control environment. We and our Board of Directors treat the controls surrounding, and the integrity of, our financial statements with the utmost priority. Management is committed to the planning and implementation of remediation efforts to address control deficiencies and any other identified areas of risk. These remediation efforts are intended to both address the identified material weaknesses and to enhance our overall financial control environment.

Our remediation efforts include, among other items, (1) enhancing the design and operating effectiveness of internal controls over IT change management, review of significant assumptions used in goodwill impairment analyses, and the application of GAAP to non-routine events and conditions; and (2) developing and deploying additional training programs around the operation and importance of these controls.

As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to strengthen controls or to modify the remediation plan described above. When fully implemented and operational, we believe the controls we have designed or plan to design will remediate the control deficiencies that led to the material weaknesses we have identified and strengthen our internal controls over financial reporting. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during the three months ended July 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12, “Contingencies” to the condensed consolidated financial statements included in this Report for a description of certain of our pending legal proceedings.

Item 1A. Risk Factors

Our business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary from recent results or from anticipated future results. Please refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 27, 2024, for a description of certain material risks and uncertainties to which our business, financial condition and results of operations are subject. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Except as updated below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended April 27, 2024:

We are, and in the future may be, subject to securities class action and other litigation, which may harm our business and results of operations.

We are involved in legal proceedings related to various matters, including securities litigation, and may become involved in other legal proceedings that arise from time to time in the future. For example, as discussed further in Note 12, “Contingencies” to the unaudited interim condensed consolidated financial statements contained in this Report, on August 26, 2024, a purported shareholder of the Company filed a putative class action lawsuit alleging that the Company, its former Chief Executive Officer, and its former Chief Financial Officer violated the federal securities laws by making false and/or misleading statements relating to our business, operations and prospects, including in respect of our transition to production of more specialized components for manufacturers of electric vehicles and our operations at our facility in Monterrey, Mexico. The complaint seeks unspecified money damages along with equitable relief and costs and expenses, including counsel fees and expert fees. The Company intends to vigorously defend itself against the allegations but there can be no assurance as to outcome. An unfavorable outcome in this litigation and other legal proceedings may have a material effect on the consolidated financial position, results of operations, cash flows or liquidity of the Company. This type of litigation can also result in substantial costs, and a diversion of management’s attention and resources, which could adversely affect our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover any significant defense costs, settlements, and damages awarded to plaintiffs, or incur substantially higher costs to maintain the same or similar coverage. These factors may make it more difficult to attract and retain qualified executive officers and members of our board of directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2021, as subsequently amended on June 16, 2022, the Board of Directors authorized the purchase of up to $200.0 million of our outstanding common stock through June 14, 2024 (the “2021 Buyback Authorization”). On June 13, 2024, the Board of Directors approved a new share buyback authorization, commencing on June 17, 2024, for the purchase of up to $200.0 million of our outstanding common stock through June 17, 2026 (the “2024 Buyback Authorization”). Purchases under these programs may be made on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, or in private transactions. Prior to its expiration, we had purchased and retired $134.6 million of common stock under the 2021 Buyback Authorization. No further shares can be purchased under the 2021 Buyback Authorization. We have not made any purchases under the 2024 Buyback Authorization.

The following table provides information about our purchases of equity securities during the three months ended July 27, 2024.

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the program (in millions)
April 28, 2024 through May 25, 2024	112,053	$11.99	72,000	$66.1
May 26, 2024 through June 29, 2024	64,000	$11.06	64,000	$200.0
June 30, 2024 through July 27, 2024	—	$—	—	$200.0

(1) In addition to open-market purchases under the board-authorized stock repurchase programs, 40,053 shares of common stock were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

Item 5. Other Information

During our last fiscal quarter, no director or officer of the Company, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1

Second Amendment to Second Amended and Restated Credit Agreement and First Amendment to Second Amended and Restated Guaranty, entered into as of July 9, 2024, among Methode Electronics, Inc., each Lender party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other parties thereto (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K filed on July 11, 2024).

10.2**	Offer Letter dated June 24, 2024 between Methode Electronics, Inc. and Jon DeGaynor (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 25, 2024).
10.3**	Amended Offer Letter dated July 12, 2024 between Methode Electronics, Inc. and Jon DeGaynor.
10.4**	Long-Term Time-Based Restricted Stock Unit Award Agreement effective as of July 15, 2024 between Methode Electronics, Inc. and Jon DeGaynor.
10.5**	Restricted Stock Unit Award Agreement effective as of July 15, 2024 between Methode Electronics, Inc. and Jon DeGaynor.
10.6**	Long-Term Performance-Based Restricted Stock Unit Award Agreement effective as of July 15, 2024 between Methode Electronics, Inc. and Jon DeGaynor.
10.7**	Change in Control Agreement dated July 15, 2024 between Methode Electronics, Inc. and Jon DeGaynor.
10.8**	Executive Severance and Retention Agreement effective as of July 15, 2024 between Methode Electronics, Inc. and Jon DeGaynor.
10.9**	Addendum 6 to the Agreement for Consulting Services dated July 8, 2024 between Methode Electronics, Inc. and AlixPartners, LLP.
10.10**	Form of Annual Bonus Performance Grant Award Agreement (Fiscal 2024).
10.11**	Form of Amendment to Annual Bonus Performance Grant Award Agreement for Kevin Martin and Andrea Barry (Fiscal 2024).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates that the exhibit is being furnished with this report and not filed as part of it.
**	Management compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ David Rawden
David Rawden
Interim Chief Financial Officer
(Principal Financial Officer)

Dated:	September 5, 2024