Form 10-Q
period 2024-11-02
METHODE ELECTRONICS INC
filed 2024-12-05
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended November 2, 2024

or

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

At December 2, 2024, the registrant had 35,656,622 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
	(14 Weeks)	(13 Weeks)	(27 Weeks)	(26 Weeks)
Net sales	$292.6	$288.0	$551.1	$577.7

Cost of products sold	234.7	235.7	448.6	471.4

Gross profit	57.9	52.3	102.5	106.3

Selling and administrative expenses	42.6	40.9	88.8	85.4
Goodwill impairment	—	56.5	—	56.5
Amortization of intangibles	5.9	6.2	11.8	11.9

Income (loss) from operations	9.4	(51.3)	1.9	(47.5)

Interest expense, net	6.2	4.4	11.0	7.2
Other expense (income), net	1.6	(0.2)	2.4	(0.2)

Pre-tax income (loss)	1.6	(55.5)	(11.5)	(54.5)

Income tax expense (benefit)	3.2	(0.2)	8.4	(0.1)
Net loss	$(1.6)	$(55.3)	$(19.9)	$(54.4)

Loss per share:
Basic	$(0.05)	$(1.55)	$(0.56)	$(1.52)
Diluted	$(0.05)	$(1.55)	$(0.56)	$(1.52)

Cash dividends per share	$0.14	$0.14	$0.28	$0.28

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
	(14 Weeks)	(13 Weeks)	(27 Weeks)	(26 Weeks)
Net loss	$(1.6)	$(55.3)	$(19.9)	$(54.4)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(0.5)	(20.2)	1.6	(22.7)
Derivative financial instruments	(0.9)	0.4	(2.6)	(1.2)
Other comprehensive loss	(1.4)	(19.8)	(1.0)	(23.9)
Comprehensive loss	$(3.0)	$(75.1)	$(20.9)	$(78.3)

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	November 2, 2024	April 27, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97.0	$161.5
Accounts receivable, net	255.9	262.6
Inventories	228.2	186.2
Income tax receivable	4.9	4.0
Prepaid expenses and other current assets	24.2	18.7
Assets held for sale	2.7	4.7
Total current assets	612.9	637.7
Long-term assets:
Property, plant and equipment, net	217.2	212.1
Goodwill	170.4	169.9
Other intangible assets, net	246.0	256.7
Operating lease right-of-use assets, net	27.2	26.7
Deferred tax assets	35.7	34.7
Pre-production costs	43.8	44.1
Other long-term assets	21.9	21.6
Total long-term assets	762.2	765.8
Total assets	$1,375.1	$1,403.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$129.8	$132.4
Accrued employee liabilities	31.5	38.0
Other accrued liabilities	45.4	46.0
Short-term operating lease liabilities	7.6	6.7
Short-term debt	0.2	0.2
Income tax payable	8.1	8.1
Total current liabilities	222.6	231.4
Long-term liabilities:
Long-term debt	340.4	330.7
Long-term operating lease liabilities	21.5	20.6
Long-term income tax payable	—	9.3
Other long-term liabilities	21.4	16.8
Deferred tax liabilities	30.9	28.7
Total long-term liabilities	414.2	406.1
Total liabilities	636.8	637.5
Shareholders' equity:
Common stock, $0.50 par value, 100,000,000 shares authorized, 36,621,507 shares and 36,650,909 shares issued as of November 2, 2024 and April 27, 2024, respectively	18.3	18.3
Additional paid-in capital	188.6	183.6
Accumulated other comprehensive loss	(37.7)	(36.7)
Treasury stock, 1,346,624 shares as of November 2, 2024 and April 27, 2024	(11.5)	(11.5)
Retained earnings	580.6	612.3
Total shareholders' equity	738.3	766.0
Total liabilities and shareholders' equity	$1,375.1	$1,403.5

See notes to condensed consolidated financial statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions, except share data)

	Three Months Ended November 2, 2024 (14 Weeks)
	Redeemable noncontrolling interest	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of July 27, 2024	$—	36,591,684	$18.3	$186.8	$(36.3)	$(11.5)	$587.1	$744.4
Issuance of restricted stock, net of tax withholding	—	29,823	—	0.2	—	—	—	0.2
Conversion of cash bonus to RSUs	—	—	—	0.1	—	—	—	0.1
Stock-based compensation expense	—	—	—	1.5	—	—	—	1.5
Other comprehensive loss	—	—	—	—	(1.4)	—	—	(1.4)
Net loss	—	—	—	—	—	—	(1.6)	(1.6)
Dividends on common stock	—	—	—	—	—	—	(4.9)	(4.9)
Balance as of November 2, 2024	$—	36,621,507	$18.3	$188.6	$(37.7)	$(11.5)	$580.6	$738.3

	Three Months Ended October 28, 2023 (13 Weeks)
	Redeemable noncontrolling interest	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of July 29, 2023	$0.9	37,356,156	$18.7	$182.5	$(23.1)	$(11.5)	$764.8	$931.4
Issuance of restricted stock, net of tax withholding	—	673	—	—	—	—	—	—
Purchase of redeemable noncontrolling interest	(0.9)	—	—	—	—	—	—	—
Purchases of common stock	—	(322,779)	(0.2)	—	—	—	(7.6)	(7.8)
Stock-based compensation expense	—	—	—	1.3	—	—	—	1.3
Other comprehensive loss	—	—	—	—	(19.8)	—	—	(19.8)
Net loss	—	—	—	—	—	—	(55.3)	(55.3)
Dividends on common stock	—	—	—	—	—	—	(4.9)	(4.9)
Balance as of October 28, 2023	$—	37,034,050	$18.5	$183.8	$(42.9)	$(11.5)	$697.0	$844.9

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (continued)

(in millions, except share data)

	Six Months Ended November 2, 2024 (27 Weeks)
	Redeemable noncontrolling interest	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of April 27, 2024	$—	36,650,909	$18.3	$183.6	$(36.7)	$(11.5)	$612.3	$766.0
Issuance of restricted stock, net of tax withholding	—	185,923	0.1	0.1	—	—	(0.5)	(0.3)
Cancellation of restricted stock	—	(79,325)	—	—	—	—	—	—
Conversion of cash bonus to RSUs	—	—	—	2.1	—	—	—	2.1
Purchases of common stock	—	(136,000)	(0.1)	—	—	—	(1.5)	(1.6)
Stock-based compensation expense	—	—	—	2.8	—	—	—	2.8
Other comprehensive loss	—	—	—	—	(1.0)	—	—	(1.0)
Net loss	—	—	—	—	—	—	(19.9)	(19.9)
Dividends on common stock	—	—	—	—	—	—	(9.8)	(9.8)
Balance as of November 2, 2024	$—	36,621,507	$18.3	$188.6	$(37.7)	$(11.5)	$580.6	$738.3

	Six Months Ended October 28, 2023 (26 Weeks)
	Redeemable noncontrolling interest	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of April 29, 2023	$11.1	37,167,375	$18.6	$181.0	$(19.0)	$(11.5)	$772.7	$941.8
Issuance of restricted stock, net of tax withholding	—	189,454	0.1	(0.1)	—	—	(3.8)	(3.8)
Purchase of redeemable noncontrolling interest	(11.1)	—	—	—	—	—	—	—
Purchases of common stock	—	(322,779)	(0.2)	—	—	—	(7.6)	(7.8)
Stock-based compensation expense	—	—	—	2.9	—	—	—	2.9
Other comprehensive loss	—	—	—	—	(23.9)	—	—	(23.9)
Net loss	—	—	—	—	—	—	(54.4)	(54.4)
Dividends on common stock	—	—	—	—	—	—	(9.9)	(9.9)
Balance as of October 28, 2023	$—	37,034,050	$18.5	$183.8	$(42.9)	$(11.5)	$697.0	$844.9

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended
	November 2, 2024	October 28, 2023
	(27 Weeks)	(26 Weeks)
Operating activities:
Net loss	$(19.9)	$(54.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28.4	28.4
Stock-based compensation expense	3.7	3.9
Amortization of debt issuance costs	0.5	0.4
Partial write-off of unamortized debt issuance costs	1.2	—
(Gain) loss on sale of assets	(0.3)	0.5
Impairment of long-lived assets	0.4	0.6
Goodwill impairment	—	56.5
Change in deferred income taxes	2.5	(1.0)
Other	1.1	0.6
Changes in operating assets and liabilities:
Accounts receivable	5.2	12.5
Inventories	(41.3)	(29.1)
Prepaid expenses and other assets	(6.9)	(10.8)
Accounts payable	(2.0)	(1.8)
Other liabilities	(9.7)	(12.5)
Net cash used in operating activities	(37.1)	(6.2)

Investing activities:
Purchases of property, plant and equipment	(24.0)	(24.5)
Proceeds from settlement of net investment hedge	—	0.6
Proceeds from disposition of assets	3.0	1.6
Net cash used in investing activities	(21.0)	(22.3)

Financing activities:
Taxes paid related to net share settlement of equity awards	(0.5)	(3.8)
Repayments of finance leases	(0.1)	(0.1)
Debt issuance costs	(1.8)	—
Purchases of common stock	(1.6)	(7.8)
Cash dividends	(10.0)	(10.1)
Purchase of redeemable noncontrolling interest	—	(10.9)
Proceeds from borrowings	45.0	213.9
Repayments of borrowings	(39.1)	(179.3)
Net cash (used in) provided by financing activities	(8.1)	1.9
Effect of foreign currency exchange rate changes on cash and cash equivalents	1.7	(7.9)
Decrease in cash and cash equivalents	(64.5)	(34.5)
Cash and cash equivalents at beginning of the period	161.5	157.0
Cash and cash equivalents at end of the period	$97.0	$122.5

Supplemental cash flow information:
Cash paid during the period for:
Interest	$10.3	$6.7
Income taxes, net of refunds	$15.5	$14.5
Operating lease obligations	$4.6	$4.5

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

Financial reporting periods

The Company’s fiscal year ends on the Saturday closest to April 30 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The current fiscal year ending May 3, 2025 is a 53-week fiscal year, with the additional week being included in the current fiscal quarter. The three months ended November 2, 2024 and October 28, 2023 were 14 and 13-week periods, respectively, while the six months ended November 2, 2024 and October 28, 2023 were 27 and 26-week periods, respectively.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures.” ASU 2024-03 requires public entities to disclose more detailed information about certain costs and expenses presented in the income statement, including inventory purchases, employee compensation, selling expenses and depreciation. ASU 2024-03 will become effective for the Company’s annual periods beginning in fiscal 2028. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statement disclosures.

There have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements. Further, at November 2, 2024, there are no other pronouncements pending adoption that are expected to have a material impact on the Company’s condensed consolidated financial statements.

Summary of significant accounting policies

The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Form 10-K for the year ended April 27, 2024. There have been no material changes to the significant accounting policies in the six months ended November 2, 2024.

Foreign currency translation.

The functional currencies of the majority of the Company’s foreign subsidiaries are their local currencies. The results of operations of these foreign subsidiaries are translated into U.S. dollars using average monthly rates, while the assets and liabilities are translated using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains and losses arising from transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions, are included in the condensed consolidated statements of operations in other expense, net. Net foreign exchange loss was $1.7 million in the three months ended November 2, 2024, compared to net foreign exchange gain of $0.3 million in the three months ended October 28, 2023. Net foreign exchange loss was $2.3 million in the six months ended November 2, 2024, compared to net foreign exchange gain of $0.5 million in the six months ended October 28, 2023.

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

Contract balances

The Company receives payment from customers based on the contractual billing schedule and specific performance requirements established in the contract. Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when an entity has received consideration, or the amount is due from the customer in advance of revenue recognition. Contract assets and contract liabilities are recognized in other current assets and other accrued liabilities, respectively in the condensed consolidated balance sheets and were immaterial as of November 2, 2024 and April 27, 2024.

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

	Three Months Ended November 2, 2024 (14 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$69.7	$49.9	$15.7	$—	$135.3
Europe, the Middle East & Africa ("EMEA")	66.5	48.5	—	—	115.0
Asia	9.3	33.0	—	—	42.3
Total net sales	$145.5	$131.4	$15.7	$—	$292.6
Timing of revenue recognition:
Goods transferred at a point in time	$143.2	$131.4	$15.7	$—	$290.3
Goods transferred over time	2.3	—	—	—	2.3
Total net sales	$145.5	$131.4	$15.7	$—	$292.6

	Three Months Ended October 28, 2023 (13 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$70.9	$52.0	$11.7	$1.5	$136.1
EMEA	49.7	42.8	—	—	92.5
Asia	33.7	25.6	—	0.1	59.4
Total net sales	$154.3	$120.4	$11.7	$1.6	$288.0
Timing of revenue recognition:
Goods transferred at a point in time	$149.9	$120.4	$11.7	$1.6	$283.6
Goods transferred over time	4.4	—	—	—	4.4
Total net sales	$154.3	$120.4	$11.7	$1.6	$288.0

	Six Months Ended November 2, 2024 (27 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$136.0	$95.2	$27.9	$—	$259.1
EMEA	125.8	88.1	—	—	213.9
Asia	18.5	59.6	—	—	78.1
Total net sales	$280.3	$242.9	$27.9	$—	$551.1
Timing of revenue recognition:
Goods transferred at a point in time	$275.4	$242.9	$27.9	$—	$546.2
Goods transferred over time	4.9	—	—	—	4.9
Total net sales	$280.3	$242.9	$27.9	$—	$551.1

	Six Months Ended October 28, 2023 (26 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$137.7	$92.0	$26.9	$2.3	$258.9
EMEA	101.9	93.9	—	—	195.8
Asia	73.0	49.9	—	0.1	123.0
Total net sales	$312.6	$235.8	$26.9	$2.4	$577.7
Timing of revenue recognition:
Goods transferred at a point in time	$304.1	$235.8	$26.9	$2.4	$569.2
Goods transferred over time	8.5	—	—	—	8.5
Total net sales	$312.6	$235.8	$26.9	$2.4	$577.7

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

Note 4. Income Taxes

For the three and six months ended November 2, 2024, the Company utilized the discrete effective tax rate method, treating the year-to-date period as if it was the annual period to calculate its interim income tax provision, as allowed by ASC 740-270-30-18, “Income Taxes-Interim Reporting.” The Company concluded it could not use the estimated annual effective tax rate method as it could not calculate a reliable estimate of the annual effective tax rate due to it being highly sensitive to minor changes in the forecasted amounts, thus generating significant variability in the estimated annual effective tax rate and distorting the customary relationship between income tax expense and pre-tax income in interim periods.

The Company’s income tax expense and effective tax rate for the three and six months ended November 2, 2024 and October 28, 2023 were as follows:

	Three Months Ended		Six Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
($ in millions)	(14 Weeks)	(13 Weeks)	(27 Weeks)	(26 Weeks)
Pre-tax income (loss)	$1.6	$(55.5)	$(11.5)	$(54.5)
Income tax expense (benefit)	3.2	$(0.2)	8.4	$(0.1)
Effective tax rate	200.0%	0.4%	(73.0)%	0.2%

The effective tax rate for the three and six months ended November 2, 2024 differs from the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for U.S. deferred tax assets and an unfavorable impact of the global intangible low-tax income (“GILTI”), partially offset by the impact of income derived from foreign operations with lower statutory tax rates, research deductions claimed in foreign jurisdictions and foreign exchange loss. The effective tax rate for the three and six months ended October 28, 2023 differs from the U.S. federal statutory tax rate of 21% primarily due to the impact of an impairment of goodwill which is non-deductible for tax purposes, income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, offset by an unfavorable impact of GILTI.

As of November 2, 2024, the Company determined that recovery of some of its U.S. deferred tax assets was not more likely than not, and a valuation allowance of $7.5 million has been recorded on those deferred tax assets, based on the evaluation of all available evidence.

The Organization for Economic Cooperation and Development’s (“OECD”) Pillar II Initiative introduced a 15% global minimum tax for certain multinational groups exceeding minimum annual global revenue thresholds. Some countries in which the Company operates have enacted legislation adopting the minimum tax effective January 1, 2024. To date, the Company has determined that there is an immaterial global minimum tax liability as a result of Pillar II, as certain tax jurisdictions either will not have Pillar II enacted until after December 31, 2024, or have satisfied the safe harbor test to prevent any minimum tax under Pillar II. The Company continues to monitor its jurisdictions for any changes and include any appropriate minimum tax throughout the fiscal year.

The Company’s gross unrecognized income tax benefits were $4.5 million and $4.4 million as of November 2, 2024 and April 27, 2024, respectively. If any portion of the Company’s unrecognized tax benefits is recognized, it would impact the Company’s effective tax rate. The unrecognized tax benefits are reviewed periodically and adjusted for changing facts and circumstances, such as tax audits, the lapsing of applicable statutes of limitations and changes in tax law. The Company recognizes interest and penalties related to income tax uncertainties in income tax expense. Accrued interest and penalties were $0.5 million and $0.4 million as of November 2, 2024 and April 27, 2024, respectively.

Note 5. Balance Sheet Components

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less. Highly liquid investments include money market funds which are classified within Level 1 of the fair value hierarchy. As of November 2, 2024 and April 27, 2024, the Company had a balance of $0.2 million and $73.2 million, respectively, in money market accounts.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are customer obligations due under normal trade terms and are presented net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the current expected credit loss impairment model. The Company applies a historical loss rate based on historic write-offs to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The Company may also record a specific reserve for individual accounts when it becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. The allowance for doubtful accounts balance was $2.6 million and $1.4 million as of November 2, 2024 and April 27, 2024, respectively.

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

(in millions)	November 2, 2024	April 27, 2024
Finished products	$53.2	$45.6
Work in process	21.0	16.1
Raw materials	154.0	124.5
Total inventories	$228.2	$186.2

Assets held for sale

The Company classifies long-lived assets to be sold as held for sale in the period in which all of the required criteria under ASC 360 “Property, Plant, and Equipment” are met. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Upon determining that a long-lived asset meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets as “Assets held for sale” on the condensed consolidated balance sheets. Assets held for sale at November 2, 2024 consists of one non-core real estate asset. Assets held for sale at April 27, 2024 consisted of three non-core real estate assets, two of which were sold in the three months ended November 2, 2024. The two non-core real estate assets had an aggregate carrying value of $2.0 million and the Company recognized a gain of $0.3 million from these sales.

Property, plant and equipment

Property, plant and equipment is stated at cost. Maintenance and repair costs are expensed as incurred. Depreciation is calculated using the straight-line method using estimated useful lives of 5 to 40 years for buildings and building improvements and 3 to 15 years for machinery and equipment. A summary of property, plant and equipment is shown below:

(in millions)	November 2, 2024	April 27, 2024
Land	$3.3	$3.3
Buildings and building improvements	99.4	98.5
Machinery and equipment	401.4	394.6
Construction in progress	54.4	50.4
Total property, plant and equipment, gross	558.5	546.8
Less: accumulated depreciation	(341.3)	(334.7)
Property, plant and equipment, net	$217.2	$212.1

Depreciation expense was $8.4 million and $8.2 million in the three months ended November 2, 2024 and October 28, 2023, respectively. Depreciation expense was $16.6 million and $16.5 million in the six months ended November 2, 2024 and October 28, 2023, respectively. As of November 2, 2024 and April 27, 2024, capital expenditures recorded in accounts payable totaled $4.5 million and $6.1 million, respectively.

Pre-production tooling costs related to long-term supply arrangements

The Company incurs pre-production tooling costs related to products produced for its customers under long-term supply arrangements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable by the customer. As of November 2, 2024 and April 27, 2024, the Company had $43.8 million and $44.1 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.

Costs for molds, dies and other tools used in products produced for its customers under long-term supply arrangements for which the Company has title are capitalized in property, plant and equipment and amortized over the shorter of the life of the arrangement or the estimated useful life of the assets. As of November 2, 2024 and April 27, 2024, Company-owned tooling was $13.1 million and $14.0 million, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. All of the Company’s goodwill is in the Industrial segment. A summary of the changes in the carrying amount of goodwill is shown below:

(in millions)	Total
Balance as of April 27, 2024	$169.9
Foreign currency translation	0.5
Balance as of November 2, 2024	$170.4

A summary of goodwill by reporting unit is as follows:

(in millions)	November 2, 2024	April 27, 2024
Grakon Industrial	$124.2	$124.4
Nordic Lights	44.5	43.9
Other	1.7	1.6
Total	$170.4	$169.9

The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the beginning of the fourth quarter each fiscal year. In addition, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore require interim goodwill impairment testing, including long-term revenue growth projections, profitability, discount rates, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. No impairment indicators were identified in the second quarter of fiscal 2025.

October 28, 2023 goodwill impairment

During the three months ended October 28, 2023, the Company identified an impairment triggering event associated with a sustained decrease in the Company’s publicly quoted share price, market capitalization and lower than expected operating results. These factors suggested that the fair value of one or more of the Company’s reporting units may have fallen below their carrying amounts. As a result, the Company performed an interim quantitative impairment test and recognized a non-cash goodwill impairment charge of $56.5 million for two reporting units in its Automotive segment.

Other intangible assets, net

Details of identifiable intangible assets are shown below:

	As of November 2, 2024
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$307.6	$(93.2)	$214.4	14.4
Trade names, patents and technology licenses	75.5	(45.7)	29.8	6.6
Total amortized intangible assets	383.1	(138.9)	244.2
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$384.9	$(138.9)	$246.0

	As of April 27, 2024
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$306.6	$(84.7)	$221.9	14.8
Trade names, patents and technology licenses	75.3	(42.3)	33.0	6.9
Total amortized intangible assets	381.9	(127.0)	254.9
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$383.7	$(127.0)	$256.7

Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal Year:
Remainder of 2025	$11.7
2026	22.6
2027	21.9
2028	19.7
2029	18.4
Thereafter	149.9
Total	$244.2

Note 7. Derivative Instruments and Hedging Activities

The Company is exposed to various market risks including, but not limited to, foreign currency exchange rates and market interest rates. The Company strives to control its exposure to these risks through our normal operating activities and, where appropriate, through the use of derivative financial instruments. Derivative financial instruments are measured at fair value on a recurring basis using various pricing models that incorporate observable market parameters, such as interest rate yield curves and foreign currency rates and are classified as Level 2 within the fair value hierarchy.

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

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company recognizes the impact of all other changes in fair value of the derivative, which represents the interest rate differential of the cross-currency swap, through interest expense. For the three months ended November 2, 2024 and October 28, 2023, the Company recorded gains of $0.3 million and $0.4 million, respectively, in interest expense, net in the condensed consolidated statements of operations. For the six months ended November 2, 2024 and October 28, 2023, the Company recorded gains of $0.5 million and $1.1 million, respectively, in interest expense, net in the condensed consolidated statements of operations.

As of November 2, 2024 and April 27, 2024, the Company designated its euro-denominated long-term borrowings of $297.9 million and $294.0 million, respectively, under the Amended Credit Agreement as a net investment hedge of the foreign currency exposure of its investment in its euro-denominated subsidiaries. Due to changes in the value of the euro-denominated long-term borrowings designated as a net investment hedge, in the three months ended November 2, 2024 and October 28, 2023, gains, net of tax, of $0.4 million and $7.5 million, respectively, were recognized within the currency translation section of other comprehensive income (loss). In the six months ended November 2, 2024 and October 28, 2023, a loss, net of tax, of $3.0 million and gain, net of tax, of $7.3 million, respectively, were recognized within the currency translation section of other comprehensive income (loss). Included in AOCI related to this net investment hedge were cumulative gains of $1.2 million and $4.2 million, respectively, as of November 2, 2024 and April 27, 2024.

Interest rate swaps

The Company utilizes interest rate swaps to limit its exposure to market fluctuations on its variable-rate borrowings. The interest rate swaps effectively convert a portion of the Company's variable rate borrowings to a fixed rate based upon a determined notional amount. The Company has an interest rate swap, maturing on October 31, 2027, with a notional value of $143.1 million (€132.0 million). The interest rate swaps are designated as cash flow hedges.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter. The effective portion of the periodic changes in fair value is recognized in AOCI in the condensed consolidated balance sheets. Subsequently, the accumulated gains and losses recorded in AOCI are reclassified to income in the period during which the hedged cash flow impacts earnings, which are expected to be immaterial over the next 12 months. No ineffectiveness was recognized in the three or six months ended November 2, 2024 and October 28, 2023.

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

As of November 2, 2024 and April 27, 2024, the Company held foreign currency forward contracts with a notional value of $128.0 million and $110.9 million, respectively. During the three and six months ended November 2, 2024, the Company recognized a gain of $0.5 million and $0.5 million, respectively, related to foreign currency forward contracts in the condensed consolidated statements of operations. During the three and six months ended October 28, 2023, the Company recognized a loss of $0.8 million and $2.7 million, respectively, related to foreign currency forward contracts in the condensed consolidated statements of operations.

Effect of derivative instruments on comprehensive income (loss)

The pre-tax effects of derivative financial instruments recorded in other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
(in millions)	(14 Weeks)	(13 Weeks)	(27 Weeks)	(26 Weeks)
Net investment hedges	$0.1	$1.1	$(0.8)	$1.2
Interest rate swaps	(1.4)	(0.4)	(2.7)	(2.7)
Total	$(1.3)	$0.7	$(3.5)	$(1.5)

Fair value of derivative instruments on the balance sheet

The fair value of derivative instruments are classified as Level 2 within the fair value hierarchy and are recorded in the condensed consolidated balance sheets as follows:

		Asset/(Liability)
(in millions)	Financial Statement Caption	November 2, 2024	April 27, 2024
Derivatives designated as hedging instruments:
Net investment hedges	Prepaid expenses and other current assets	$0.5	$1.3
Interest rate swaps	Other long-term liabilities	$(4.8)	$(2.1)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other accrued liabilities	$(0.3)	$(0.2)

Note 8. Debt

A summary of debt is shown below:

(in millions)	November 2, 2024	April 27, 2024
Revolving credit facility	$342.9	$333.0
Other debt	1.4	1.5
Unamortized debt issuance costs	(3.7)	(3.6)
Total debt	340.6	330.9
Less: current maturities	(0.2)	(0.2)
Total long-term debt	$340.4	$330.7

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

The Second Amendment was accounted for as a debt modification, which resulted in a non-cash loss of $1.2 million in the six months ended November 2, 2024 related to the partial write-off of unamortized debt issuance costs as a result of the reduction in the credit facility size. The non-cash loss was recognized in other expense, net in the Company’s condensed consolidated statement of operations. Additionally, the Company incurred debt issuance costs of approximately $1.8 million associated with the Second Amendment which were capitalized and, along with the current unamortized debt issuance costs, are being amortized to interest expense on a straight-line basis over remaining term of the Amended Credit Agreement.

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

As of November 2, 2024, the outstanding balance under the revolving credit facility consisted of $297.9 million (€275.0 million) of euro-denominated borrowings and $45.0 million of US dollar denominated borrowings. The Company has designated the euro-denominated borrowings as a net investment hedge of the foreign currency exposure of its investments in euro-denominated subsidiaries. Refer to Note 7, “Derivative Instruments and Hedging Activities” for further information.

The weighted-average interest rate on outstanding US dollar and euro-denominated borrowings under the Amended Credit Agreement was approximately 7.9% and 6.3% as of November 2, 2024. The Amended Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default.

The Amended Credit Agreement contains various representations and warranties, financial covenants (including covenants requiring the Company to maintain compliance with a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, in each case as of the end of each fiscal quarter of the Company), restrictive and other covenants, and events of default. The covenants in the Amended Credit Agreement include an “anti-cash hoarding” requirement, as discussed above. As of November 2, 2024, the Company was in compliance with all the covenants in the Amended Credit Agreement.

Other debt

One of the Company’s European subsidiaries has debt that consists of one note with a maturity in 2031. The weighted-average interest rate on this debt was approximately 1.8% as of November 2, 2024 and $0.2 million of the debt was classified as short-term.

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

The following table summarizes activity under the 2021 Buyback Authorization:

	Three Months Ended		Six Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
(in millions, except share and per share data)	(14 Weeks)	(13 Weeks)	(27 Weeks)	(26 Weeks)
Shares purchased	—	322,779	136,000	322,779
Average price per share	$—	$24.03	$11.55	$24.03
Total cost	$—	$7.8	$1.6	$7.8

Prior to its expiration, a total of 3,553,961 shares were purchased under the 2021 Buyback Authorization at a total cost of $134.6 million. All purchased shares were retired and are reflected as a reduction of common stock for the par value of shares, with the excess applied as a reduction to retained earnings. In the three and six months ended November 2, 2024, there were zero and 136,000 shares purchased under the 2021 Buyback Authorization and no shares purchased under the 2024 Buyback Authorization. No further shares can be purchased under the 2021 Buyback Authorization. As of November 2, 2024, the dollar value of shares that remained available to be purchased by the Company under 2024 Buyback Authorization was $200.0 million.

Dividends

The Company paid dividends totaling $4.9 million and $4.8 million in the three months ended November 2, 2024 and October 28, 2023, respectively. The Company paid dividends totaling $10.0 million and $10.1 million in the six months ended November 2, 2024 and October 28, 2023, respectively. Dividends paid in the six months ended November 2, 2024 and October 28, 2023, include $0.2 million and $0.4 million of dividend equivalent payments for restricted stock units that vested.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in AOCI, net of tax is shown below:

	Three Months Ended November 2, 2024 (14 Weeks)			Six Months Ended November 2, 2024 (27 Weeks)
(in millions)	Currency translation adjustments	Derivative instruments	Total	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$(34.4)	$(1.9)	$(36.3)	$(36.5)	$(0.2)	$(36.7)
Other comprehensive income (loss)	(0.4)	(1.3)	(1.7)	0.7	(3.5)	(2.8)
Tax expense (benefit)	(0.1)	0.4	0.3	0.9	0.9	1.8
Net other comprehensive income (loss)	(0.5)	(0.9)	(1.4)	1.6	(2.6)	(1.0)
Balance at the end of period	$(34.9)	$(2.8)	$(37.7)	$(34.9)	$(2.8)	$(37.7)

	Three Months Ended October 28, 2023 (13 Weeks)			Six Months Ended October 28, 2023 (26 Weeks)
(in millions)	Currency translation adjustments	Derivative instruments	Total	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$(22.3)	$(0.8)	$(23.1)	$(19.8)	$0.8	$(19.0)
Other comprehensive income (loss)	(17.6)	0.7	(16.9)	(20.3)	(1.5)	(21.8)
Tax expense (benefit)	(2.6)	(0.3)	(2.9)	(2.4)	0.3	(2.1)
Net other comprehensive income (loss)	(20.2)	0.4	(19.8)	(22.7)	(1.2)	(23.9)
Balance at the end of period	$(42.5)	$(0.4)	$(42.9)	$(42.5)	$(0.4)	$(42.9)

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

Subject to adjustment as provided in the 2022 Plan and the 2022 Plan’s share counting provisions, the number of shares of the Company's common stock that will be available for all awards under the 2022 Plan is 5,550,000, less an amount to reflect shares, options or other awards granted under prior plans after April 30, 2022. As of November 2, 2024, there were approximately 3.8 million shares available for award under the 2022 Plan.

Restricted stock awards and performance units

As of November 2, 2024, the Company had 710,349 RSAs outstanding which may be earned based on the achievement of an earnings before net interest, taxes, fixed asset depreciation and intangible asset amortization (“EBITDA”) measure for fiscal 2025. The RSAs will vest ranging from 0% (for performance below threshold) to 100% (target performance) based on the achievement of the EBITDA performance measure and continued employment. In addition, if the target performance is exceeded, up to an additional 355,175 PUs can be earned that will be settled in cash.

The fair value of the RSAs was based on the closing stock price on the date of grant and the RSAs earn dividend equivalents during the vesting period, which are forfeitable if the RSAs do not vest. Compensation expense for the RSAs is recognized when it is probable the minimum threshold performance criteria will be achieved. Compensation expense for the PUs is recognized when it is probable that the target performance criteria will be exceeded. The Company assesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment. The cash-settled PUs represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock on the vesting date. The PUs are classified as liability awards due to the cash settlement feature and are re-measured at each balance sheet date. In accordance with ASC 718, “Compensation - Stock Compensation,” based on projections of the Company’s current business portfolio, no compensation expense has been recognized for the RSAs or PUs to date, as the performance conditions are not probable of being met. Unrecognized stock-based compensation expense at target level of performance is $20.5 million as of November 2, 2024, which, subject to the performance conditions being met, will be recognized through fiscal 2025. The following table summarizes RSA activity:

	Restricted stock awards	Weighted average grant date fair value
Non-vested at April 27, 2024	789,674	$28.81
Awarded	—	$—
Vested	—	$—
Forfeited	(79,325)	$28.28
Non-vested at November 2, 2024	710,349	$28.87

Performance stock units

In the six months ended November 2, 2024, the Company granted 192,779 PSUs which will vest upon the achievement of a total stockholder return (“TSR”) measure based on the growth in the Company’s stock price over a three-year performance period that ends April 30, 2027. The number of shares to be issued may range from 0% to a maximum of 200% of the PSUs granted. The Company estimated the grant date fair value of the PSUs using the Monte Carlo simulation model, as the TSR metric and changes in stock price are considered market conditions under ASC 718. The following table provides a summary of the weighted-average assumptions for the PSUs granted:

Assumptions
Expected volatility	52.01%
Risk free interest rate	4.07%
Expected term (in years)	2.74
Grant date fair value	$14.91

The PSUs earn dividend equivalents during the vesting periods, which are forfeitable if the PSUs do not vest. Unrecognized compensation expense for the PSUs was $2.6 million, which is expected to be recognized over a weighted average period of approximately three years. The following table summarizes PSU activity:

	Performance stock units	Weighted average grant date fair value
Non-vested at April 27, 2024	—	$—
Awarded	192,779	$14.91
Vested	—	$—
Forfeited	—	$—
Non-vested at November 2, 2024	192,779	$14.91

Restricted stock units

RSUs granted vest over a pre-determined period of time, up to five years from the date of grant. The fair value of the RSUs granted are based on the closing stock price on the date of grant and earn dividend equivalents during the vesting periods, which are forfeitable if the RSUs do not vest. The following table summarizes RSU activity:

	Restricted stock units	Weighted average grant date fair value
Non-vested at April 27, 2024	941,640	$26.43
Awarded	267,833	$12.25
Conversion of cash bonus to RSUs	160,401	$12.87
Vested	(395,412)	$28.30
Forfeited	(182,596)	$22.72
Non-vested at November 2, 2024	791,866	$18.81

In the six months ended November 2, 2024, 160,401 RSUs were awarded in exchange for cash bonuses earned by certain employees. These RSUs vest on March 7, 2025. As the expense associated with the cash bonuses was previously recognized in fiscal 2024, there is no incremental expense to be recognized for the RSUs. The Company reclassified $2.1 million from accrued employee liabilities to additional paid-in capital on its condensed consolidated balance sheets related to the conversion of the cash bonuses to RSUs.

Under the various stock plans, RSUs that have vested for certain executives, including Donald W. Duda, the Company’s former CEO, and Ronald L.G. Tsoumas, the Company’s former CFO, will not be delivered in common stock until the first day of the seventh month following the executive’s termination from the Company or upon a change of control. As of November 2, 2024, common stock to be delivered to these executives totaled 793,108 shares, of which 707,555 shares were delivered on November 5, 2024. The vested deferred RSUs are considered outstanding for earnings per share calculations.

Director awards

The Company grants stock awards to its non-employee directors as a component of their compensation. The stock awards vest immediately upon grant. Non-employee directors may elect to defer receipt of their shares under the Company’s non-qualified deferred compensation plan. The following table summarizes awards granted to non-employee directors:

	Non-employee director awards	Deferred non-employee director awards	Total	Weighted average grant date fair value
Outstanding at April 27, 2024	—	77,319	77,319	$37.23
Awarded	56,680	86,786	143,466	$9.92
Issued	(56,680)	(23,756)	(80,436)	$10.49
Outstanding at November 2, 2024	—	140,349	140,349	$22.80

Stock options

The following table summarizes stock option activity:

	Stock options	Weighted average exercise price	Weighted- average life (years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at April 27, 2024	8,000	$37.01	0.2	$0.0
Exercised	—	$—
Forfeited	(8,000)	$37.01
Outstanding and exercisable at November 2, 2024	—	$—	0.0	$0.0

Stock-based compensation expense

All stock-based awards to employees and non-employee directors are recognized in selling and administrative expenses on the condensed consolidated statements of operations. Awards subject to graded vesting are recognized using the accelerated recognition method over the requisite service period. The table below summarizes the stock-based compensation expense related to the equity awards:

	Three Months Ended		Six Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
(in millions)	(14 Weeks)	(13 Weeks)	(27 Weeks)	(26 Weeks)
RSUs	$1.3	$1.3	$2.0	$2.3
PSUs	0.2	—	0.2	—
Deferred non-employee director awards	—	—	0.9	1.0
Non-employee director awards	—	—	0.6	0.6
Total stock-based compensation expense	$1.5	$1.3	$3.7	$3.9

Note 10. Loss per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the applicable period, but excludes any contingently issued shares where the contingency has not been resolved. The weighted average number of common shares used in the diluted loss per share calculation is determined using the treasury stock method which includes the effect of all potential dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
	(14 Weeks)	(13 Weeks)	(27 Weeks)	(26 Weeks)
Numerator:
Net loss (in millions)	$(1.6)	$(55.3)	$(19.9)	$(54.4)

Denominator:
Denominator for basic loss per share - weighted average shares outstanding and vested/unissued restricted stock units	35,494,664	35,671,677	35,460,586	35,679,776
Dilutive potential common shares	—	—	—	—
Denominator for diluted loss per share	35,494,664	35,671,677	35,460,586	35,679,776

Loss per share:
Basic	$(0.05)	$(1.55)	$(0.56)	$(1.52)
Diluted	$(0.05)	$(1.55)	$(0.56)	$(1.52)

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1,220,031	1,543,183	1,112,511	1,536,206

In the three and six months ended November 2, 2024 and October 28, 2023, all potential common shares issuable for PSUs and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for PSUs and RSUs on the weighted-average number of common shares outstanding would have been approximately 231,000 and 584,000 common shares for the three months ended November 2, 2024 and October 28, 2023, respectively. The dilutive effect of potential common shares issuable for PSUs and RSUs on the weighted-average number of common shares outstanding would have been approximately 150,000 and 589,000 common shares for the six months ended November 2, 2024 and October 28, 2023, respectively.

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

The tables below present information about the Company’s reportable segments:

	Three Months Ended November 2, 2024 (14 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$148.1	$139.4	$15.7	$—	$(10.6)	$292.6
Transfers between segments	(2.6)	(8.0)	—	—	10.6	—
Net sales to unaffiliated customers	$145.5	$131.4	$15.7	$—	$—	$292.6

Income (loss) from operations	$0.7	$24.3	$4.7	$—	$(20.3)	$9.4
Interest expense, net						6.2
Other expense, net						1.6
Pre-tax income						$1.6

	Three Months Ended October 28, 2023 (13 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$158.0	$128.0	$11.7	$1.6	$(11.3)	$288.0
Transfers between segments	(3.7)	(7.6)	—	—	11.3	—
Net sales to unaffiliated customers	$154.3	$120.4	$11.7	$1.6	$—	$288.0

Income (loss) from operations	$(61.5)	$25.7	$1.0	$(0.7)	$(15.8)	$(51.3)
Interest expense, net						4.4
Other expense, net						(0.2)
Pre-tax loss						$(55.5)

Goodwill impairment	$56.5	$—	$—	$—	$—	$56.5

	Six Months Ended November 2, 2024 (27 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$284.8	$256.5	$27.9	$—	$(18.1)	$551.1
Transfers between segments	(4.5)	(13.6)	—	—	18.1	—
Net sales to unaffiliated customers	$280.3	$242.9	$27.9	$—	$—	$551.1

Income (loss) from operations	$(5.0)	$41.2	$6.6	$—	$(40.9)	$1.9
Interest expense, net						11.0
Other expense, net						2.4
Pre-tax loss						$(11.5)

	Six Months Ended October 28, 2023 (26 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$319.1	$250.6	$27.0	$2.4	$(21.4)	$577.7
Transfers between segments	(6.5)	(14.8)	(0.1)	—	21.4	—
Net sales to unaffiliated customers	$312.6	$235.8	$26.9	$2.4	$—	$577.7

Income (loss) from operations	$(64.3)	$49.9	$3.9	$(2.9)	$(34.1)	$(47.5)
Interest expense, net						7.2
Other income, net						(0.2)
Pre-tax loss						$(54.5)

Goodwill impairment	$56.5	$—	$—	$—	$—	$56.5

(in millions)	November 2, 2024	April 27, 2024
Identifiable assets:
Automotive	$617.7	$592.7
Industrial	608.8	604.5
Interface	71.4	67.1
Medical	0.2	0.2
Eliminations/Corporate	77.0	139.0
Total identifiable assets	$1,375.1	$1,403.5

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

A trial with respect to the matter began in February 2020. During the trial, the defendants dismissed their one remaining counterclaim with prejudice. On March 2, 2020, the jury returned a verdict in favor of the Company. The verdict included approximately $102 million in compensatory damages and $11 million in punitive damages. On April 22, 2020, the District Court entered a permanent injunction barring defendants from selling infringing products and ordering them to return Hetronic’s confidential information. Defendants appealed entry of the permanent injunction. On May 29, 2020, the District Court held defendants in contempt for violating the permanent injunction and entered the final judgment. Defendants appealed entry of the final monetary judgment as well. The appeal of the permanent injunction and the appeal of the final judgment were consolidated into a single appeal before the U.S. Court of Appeals for the Tenth Circuit. On August 24, 2021, the Tenth Circuit issued a decision affirming the lower court’s ruling with the exception that it instructed the District Court to modify the injunction from the entire world to all of the countries in which Hetronic sells its products. On April 20 and 21, 2022, the District Court held a hearing related to modifying the injunction pursuant to the Tenth Circuit’s opinion, and the parties have filed post-hearing briefs. The defendants also filed a petition for certiorari with the United States Supreme Court seeking to further appeal the extraterritorial application of the Lanham Act in this case. The Company opposed that petition. The Supreme Court requested the views of the Solicitor General on the petition for certiorari, and the Solicitor General recommended granting the petition. On November 4, 2022, the Supreme Court granted the petition. The Supreme Court heard arguments in this matter on March 21, 2023. On June 29, 2023, the Supreme Court vacated the Tenth Circuit’s August 2021 decision and remanded the matter back to the Tenth Circuit for further proceedings. On September 1, 2023, the Tenth Circuit requested supplemental briefing from the parties regarding the effect of the Supreme Court’s decision on the appeal and the proper course of further proceedings. That briefing was thereafter submitted, and the Tenth Circuit heard argument in this matter on January 24, 2024. On April 23, 2024, the Tenth Circuit issued an opinion affirming the District Court’s final judgment on the state law breach of contract and tort claims (this affirmed final judgment amount represents only approximately $22.5 million of the vacated original $113 million final judgment that had been entered in 2020) and remanding for further non-trial proceedings with respect to the appropriate remedies for the Lanham Act claims in light of the Supreme’s Court ruling that the Lanham Act does not apply extraterritorially. On August 5, 2024, the District Court entered an amended permanent injunction and amended final judgment. The amended permanent injunction limited the geographic reach of the permanent injunction barring defendants from selling infringing products so that it only applies in the United States and reaffirmed the court’s prior order requiring defendants to return Hetronic’s confidential information. The amended final judgment reaffirmed the final judgment of approximately $22.5 million plus interest for the state law breach of contract and tort claims and entered judgment in an amended amount of approximately $0.3 million plus interest for the infringing U.S. sales under the Lanham Act. The deadline for any appeals of the District Court’s orders was September 4, 2024 and no appeal of those orders was filed before that deadline.

The Company has not received payment of any portion of the judgment from the defendants. Like any judgment, particularly a judgment involving defendants outside of the United States, there is no guarantee that the Company will be able to collect all or any portion of the judgment. Furthermore, defendants Abitron Germany and Hetronic Germany filed for insolvency in German court in September and October 2023 respectively, and the Germany insolvency court then appointed a receiver. These insolvency proceedings could potentially adversely impact our ability to enforce or collect upon the judgment or portions of the judgment or otherwise pursue or enforce claims or rights against those defendants.

Stockholder Litigation

On August 26, 2024, a putative class action lawsuit on behalf of purchasers of Company common stock between June 23, 2022 and March 6, 2024, inclusive, entitled Marie Salem v. Methode Electronics, Inc. et al. was filed in the U.S. District Court for the Northern District of Illinois against the Company, a former Chief Executive Officer, President and director of the Company and a former Chief Financial Officer of the Company. The complaint alleges, among other things, that the defendants made false and/or misleading statements relating to the Company’s business, operations and prospects, including in respect of the Company’s transition to production of more specialized components for manufacturers of electric vehicles and the Company’s operations at its facility in Monterrey, Mexico, in violation of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, among other things, unspecified money damages along with equitable relief and costs and expenses, including counsel fees and expert fees. Another purported shareholder filed a substantially similar action in the U.S. District Court for the Northern District of Illinois on October 7, 2024 against the same defendants and a former Chief Operating Officer of the Company, in a case entitled City of Cape Coral Municipal General Employees Retirement Plan v. Methode Electronics, Inc., et al. The second securities class action was filed on behalf of a broader putative class of purchasers of Company common stock between December 2, 2021 and March 6, 2024. In addition, on November 26, 2024, a purported shareholder filed a derivative lawsuit on behalf of the Company in the U.S. District Court for the Northern District of Illinois against the current members of the Company’s Board of Directors, as well as certain former directors and executives, alleging that the defendants breached their fiduciary duties by allowing the Company to issue various statements that are alleged to have been false or misleading for the same reasons alleged in the securities class action complaints. The derivative lawsuit is entitled Ray Homsi v. Donald Duda, et al. (together with the Salem and City of Cape Coral matters, the “Stockholder Actions”).

The Company disagrees with and intends to vigorously defend against the Stockholder Actions. The Stockholder Actions could result in costs and losses to the Company, including potential costs associated with the indemnification of the other defendants. At this time, given the current status of the Stockholder Actions, the Company is unable to reasonably estimate an amount or range of reasonably possible loss, if any, that may result from the Stockholder Actions.

SEC Investigation

The Company received a subpoena from the SEC dated November 1, 2024 seeking documents and information relating to, among other things, the Company’s operations in certain foreign countries, certain financial and accounting matters relating thereto, compliance with the Foreign Corrupt Practices Act and other anti-corruption laws, and material weaknesses in the Company’s internal control over financial reporting previously reported in its public filings. The Company is cooperating with the SEC. The subpoena and related investigation or other future requests for information could result in costs to the Company, including the expenditure of financial and managerial resources. In addition, this request may lead to the assertion of claims or the commencement of legal proceedings against the Company, which in turn may lead to material fines, penalties or other liabilities. However, at this time, the Company is unable to reasonably estimate an amount or range of reasonably possible loss, if any, that may result from these matters.

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

Components of restructuring and asset impairment charges were as follows:

	Three Months Ended		Six Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
(in millions)	(14 Weeks)	(13 Weeks)	(27 Weeks)	(26 Weeks)
Employee termination benefits	$—	$0.6	$0.3	$0.7
Asset impairment charges	0.1	—	0.4	0.6
Total	$0.1	$0.6	$0.7	$1.3

The table below presents restructuring and asset impairment charges by reportable segment.

	Three Months Ended		Six Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
(in millions)	(14 Weeks)	(13 Weeks)	(27 Weeks)	(26 Weeks)
Automotive	$—	$0.2	$0.3	$0.2
Industrial	0.1	—	0.1	—
Interface	—	—	—	—
Medical	—	0.4	—	1.1
Eliminations/Corporate	—	—	0.3	—
Total	$0.1	$0.6	$0.7	$1.3
Recognized in:
Cost of products sold	$0.1	$0.2	$0.4	$0.8
Selling and administrative expenses	—	0.4	0.3	0.5
	$0.1	$0.6	$0.7	$1.3

The Company’s restructuring liability was $0.1 million and $0.7 million as of November 2, 2024 and April 27, 2024, respectively. Estimates of restructuring costs are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring costs, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals. The Company may take additional restructuring actions in future periods based upon market conditions and industry trends.

Note 14. Related Party Transactions

The Company’s former Interim Chief Financial Officer, David Rawden, is a director of AlixPartners, LLP (“AlixPartners”), a business advisory firm that currently provides a number of consulting services to the Company. The Company’s former Interim Chief Executive Officer, Kevin Nystrom, is a partner and managing director of AlixPartners. In the three and six months ended November 2, 2024, the Company recognized $5.4 million and $8.9 million, respectively, of expense for consulting services provided by AlixPartners. As of November 2, 2024, $4.4 million was payable to AlixPartners, of which $3.2 million was reflected in other accrued liabilities and $1.2 million was reflected in accounts payable on the condensed consolidated balance sheets. As of April 27, 2024, $1.4 million was payable to AlixPartners which was reflected in other accrued liabilities on the condensed consolidated balance sheets.

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
•
Potential impact of securities class action, other litigation, and government investigations and inquiries;
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

Our business in the future will be impacted by the broad trend of electrification. The adoption of EVs has been slower than anticipated, which may impact our financial condition and results of operations. In addition, there are various government policies, subsidies, and economic incentives designed to increase EV adoption. There is no guarantee these incentive programs will be available in the future.

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

Global Supply Chain Disruptions

Although we saw improvements in our supply chain in fiscal 2024, including easing of the worldwide semiconductor supply shortage, new supply chain disruptions may occur in the future. In addition, we have experienced, and may continue to experience, business interruptions, including customer shutdowns and increased material and logistics costs and labor shortages. We could also be impacted by changes in government regulations in areas including, but not limited to, trade and tariff regulations, which would increase our costs. We continue to work closely with suppliers and customers to minimize the potential adverse impact from global supply chain disruptions. However, if we are not able to mitigate any direct or indirect supply chain disruptions, this may have a material adverse impact on our financial condition, results of operations and cash flows.

Consolidated Results of Operations

We maintain our financial records on the basis of a 52 or 53-week fiscal year ending on the Saturday closest to April 30. Fiscal 2025 is a 53-week year and fiscal 2024 was a 52-week year. For the three months ended November 2, 2024, our accounting period included 14 weeks compared to 13 weeks for the three months ended October 28, 2023. For the six months ended November 2, 2024, our accounting period included 27 weeks compared to 26 weeks for the six months ended October 28, 2023. The following discussions of comparative results among periods should be reviewed in this context.

The table below compares our results of operations between the three and six months ended November 2, 2024 and the three and six months ended October 28, 2023:

	Three Months Ended		Six Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
(in millions)	(14 Weeks)	(13 Weeks)	(27 Weeks)	(26 Weeks)
Net sales	$292.6	$288.0	$551.1	$577.7
Cost of products sold	234.7	235.7	448.6	471.4
Gross profit	57.9	52.3	102.5	106.3
Selling and administrative expenses	42.6	40.9	88.8	85.4
Goodwill impairment	—	56.5	—	56.5
Amortization of intangibles	5.9	6.2	11.8	11.9
Interest expense, net	6.2	4.4	11.0	7.2
Other expense (income), net	1.6	(0.2)	2.4	(0.2)
Income tax expense (benefit)	3.2	(0.2)	8.4	(0.1)
Net loss	$(1.6)	$(55.3)	$(19.9)	$(54.4)

Net sales

Net sales increased $4.6 million, or 1.6%, to $292.6 million in the three months ended November 2, 2024, compared to $288.0 million in the three months ended October 28, 2023. Foreign currency translation increased net sales by $4.3 million. Excluding foreign currency translation, net sales increased $0.3 million. The increase was primarily due to higher sales volumes in the Industrial segment, partially offset by lower sales volumes in the Automotive segment.

Net sales decreased $26.6 million, or 4.6%, to $551.1 million in the six months ended November 2, 2024, compared to $577.7 million in the six months ended October 28, 2023. Foreign currency translation increased net sales by $2.6 million. Excluding foreign currency translation, net sales decreased $29.2 million. The decrease was primarily due to lower sales volumes in the Automotive segment, partially offset by higher sales volumes in the Industrial segment.

Cost of products sold

Cost of products sold decreased $1.0 million, or 0.4%, to $234.7 million (80.2% of net sales) in the three months ended November 2, 2024, compared to $235.7 million (81.8% of net sales) in the three months ended October 28, 2023. Foreign currency translation increased cost of products sold by $3.3 million. Excluding foreign currency translation, cost of products sold decreased $4.3 million. The decrease was primarily due to lower freight and warranty costs, partially offset by higher salary expense.

Cost of products sold decreased $22.8 million, or 4.8%, to $448.6 million (81.4% of net sales) in the six months ended November 2, 2024, compared to $471.4 million (81.6% of net sales) in the six months ended October 28, 2023. Foreign currency translation increased cost of products sold by $2.0 million. Excluding foreign currency translation, cost of products sold decreased $24.8 million. The decrease was primarily due to lower material and freight costs as a result of a decrease in sales volumes, partially offset by higher salary expense. Restructuring and asset impairment charges included within cost of products sold were $0.4 million in the six months ended November 2, 2024, compared to $0.8 million in the six months ended October 28, 2023.

Gross profit margin

Gross profit margin was 19.8% of net sales in the three months ended November 2, 2024, compared to 18.2% of net sales in the three months ended October 28, 2023. Gross profit margin was 18.6% of net sales in the six months ended November 2, 2024, compared to 18.4% of net sales in the six months ended October 28, 2023.

The increase in gross profit margin in both periods was primarily a result of product mix from higher sales in the Industrial segment and lower operating expenses.

Selling and administrative expenses

Selling and administrative expenses increased $1.7 million, or 4.2%, to $42.6 million (14.6% of net sales) in the three months ended November 2, 2024, compared to $40.9 million (14.2% of net sales) in the three months ended October 28, 2023. The increase was due to higher incentive compensation expense and professional fees, partially offset by lower salary expense. Professional fees include $5.4 million for consulting and interim executive services provided by AlixPartners.

Selling and administrative expenses increased $3.4 million, or 4.0%, to $88.8 million (16.1% of net sales) in the six months ended November 2, 2024, compared to $85.4 million (14.8% of net sales) in the six months ended October 28, 2023. The increase was primarily due to higher professional fees and incentive compensation expense, partially offset by lower salary expense. Professional fees include $8.9 million for consulting and interim executive services provided by AlixPartners.

Goodwill impairment

In the three and six months ended October 28, 2023, we recognized a goodwill impairment of $56.5 million in the Automotive segment. For further information, see Note 6, “Goodwill and Other Intangible Assets” to the condensed consolidated financial statements included in this Report.

Amortization of intangibles

Amortization of intangibles was $5.9 million in the three months ended November 2, 2024, compared to $6.2 million in the three months ended October 28, 2023. Amortization of intangibles was $11.8 million in the six months ended November 2, 2024, compared to $11.9 million in the six months ended October 28, 2023.

Interest expense, net

Interest expense, net was $6.2 million in the three months ended November 2, 2024, compared to $4.4 million in the three months ended October 28, 2023. Interest expense, net was $11.0 million in the six months ended November 2, 2024, compared to $7.2 million in the six months ended October 28, 2023. The increase in both periods was due to a higher level of borrowings and increased interest rates.

Other expense (income), net

Other expense, net was $1.6 million in the three months ended November 2, 2024, compared to other income, net of $0.2 million in the three months ended October 28, 2023. Net foreign exchange loss was $1.7 million in the three months ended November 2, 2024, compared to net foreign exchange gain of $0.3 million in the three months ended October 28, 2023.

Other expense, net was $2.4 million in the six months ended November 2, 2024, compared to other income, net of $0.2 million in the six months ended October 28, 2023. Other expense, net in the six months ended November 2, 2024 includes a non-cash write-off of $1.2 million of unamortized debt issuance costs. Net foreign exchange loss was $2.3 million in the six months ended November 2, 2024, compared to net foreign exchange gain of $0.5 million in the six months ended October 28, 2023. In the six months ended November 2, 2024, we received $1.0 million of international government assistance.

Income tax expense

Income tax expense was $3.2 million (200.0% effective tax rate) in the three months ended November 2, 2024, compared to an income tax benefit of $0.2 million (0.4% effective tax rate) in the three months ended October 28, 2023. Income tax expense was $8.4 million (-73.0% effective tax rate) in the six months ended November 2, 2024, compared to an income tax benefit of $0.1 million (0.2% effective tax rate) in the six months ended October 28, 2023.

The effective tax rate for the three and six months ended November 2, 2024 was higher than the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for U.S. deferred tax assets and global intangible low-tax income, partially offset by the impact of income derived from foreign operations with lower statutory tax rates, research deductions claimed in foreign jurisdictions and foreign exchange loss. The effective tax rate for the three and six months ended October 28, 2023 was lower than the U.S. federal statutory tax rate of 21% primarily due to income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, partially offset by global intangible low-tax income and non-deductible expenses.

Net loss

Net loss was $1.6 million in the three months ended November 2, 2024, compared to $55.3 million in the three months ended October 28, 2023. Net loss was $19.9 million in the six months ended November 2, 2024, compared to $54.4 million in the six months ended October 28, 2023. The net loss was a result of the reasons described above.

Reportable Operating Segments

Automotive

	Three Months Ended		Six Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
($ in millions)	(14 Weeks)	(13 Weeks)	(27 Weeks)	(26 Weeks)
Net sales
North America	$69.7	$70.9	$136.0	$137.7
Europe, the Middle East & Africa ("EMEA")	66.5	49.7	125.8	101.9
Asia	9.3	33.7	18.5	73.0
Net sales	145.5	154.3	280.3	312.6
Gross profit	$14.2	$11.6	$22.8	$26.9
As a percent of net sales	9.8%	7.5%	8.1%	8.6%
Income (loss) from operations	$0.7	$(61.5)	$(5.0)	$(64.3)
As a percent of net sales	0.5%	(39.9)%	(1.8)%	(20.6)%

Net sales

Automotive segment net sales decreased $8.8 million, or 5.7%, to $145.5 million in the three months ended November 2, 2024, compared to $154.3 million in the three months ended October 28, 2023. Excluding foreign currency translation, net sales decreased $10.9 million.

Net sales in North America decreased $1.2 million to $69.7 million in the three months ended November 2, 2024, compared to $70.9 million in the three months ended October 28, 2023. The decrease was due to the roll off of legacy programs offset by new program launches. Net sales in EMEA increased $16.8 million to $66.5 million in the three months ended November 2, 2024, compared to $49.7 million in the three months ended October 28, 2023. The stronger euro, relative to the U.S. dollar, increased net sales in EMEA by $1.9 million. Excluding foreign currency translation, net sales in EMEA were higher due to new program launches, partially offset by lower sales volumes of sensor products. Net sales in Asia decreased $24.4 million to $9.3 million in the three months ended November 2, 2024, compared to $33.7 million in the three months ended October 28, 2023. The stronger Chinese renminbi, relative to the U.S. dollar, increased net sales in Asia by $0.2 million. Excluding foreign currency translation, net sales in Asia decreased primarily due to a program roll-off.

Automotive segment net sales decreased $32.3 million, or 10.3%, to $280.3 million in the six months ended November 2, 2024, compared to $312.6 million in the six months ended October 28, 2023. Excluding foreign currency translation, net sales decreased $33.6 million.

Net sales in North America decreased $1.7 million to $136.0 million in the six months ended November 2, 2024, compared to $137.7 million in the six months ended October 28, 2023. The decrease was due to the roll off of legacy programs offset by new program launches. Net sales in EMEA increased $23.9 million to $125.8 million in the six months ended November 2, 2024, compared to $101.9 million in the six months ended October 28, 2023. The stronger euro, relative to the U.S. dollar, increased net sales in EMEA by $1.3 million. Excluding foreign currency translation, net sales in EMEA were higher due to new program launches, partially offset by lower sales volumes of sensor products. Net sales in Asia decreased $54.5 million to $18.5 million in the six months ended November 2, 2024, compared to $73.0 million in the six months ended October 28, 2023. The decrease was primarily due to a program roll-off.

Gross profit

Automotive segment gross profit increased $2.6 million, or 22.4%, to $14.2 million in the three months ended November 2, 2024, compared to $11.6 million in the three months ended October 28, 2023. Excluding foreign currency translation, gross profit increased $2.3 million. Gross profit margins increased to 9.8% in the three months ended November 2, 2024, compared to 7.5% in the three months ended October 28, 2023. The increase in gross profit was primarily due to higher sales volumes in EMEA and lower freight and warranty costs.

Automotive segment gross profit decreased $4.1 million, or 15.2%, to $22.8 million in the six months ended November 2, 2024, compared to $26.9 million in the six months ended October 28, 2023. Excluding foreign currency translation, gross profit decreased $4.4 million. Gross profit margins decreased to 8.1% in the six months ended November 2, 2024, compared to 8.6% in the six months ended October 28, 2023. The decrease in gross profit was due to lower sales volumes and higher salary expense, partially offset by lower freight and warranty costs.

Income (loss) from operations

Automotive segment income from operations was $0.7 million in the three months ended November 2, 2024, compared to a loss of $61.5 million in the three months ended October 28, 2023. Loss from operations in the three months ended October 28, 2023, includes goodwill impairment of $56.5 million. Excluding goodwill impairment and foreign currency translation, income from operations increased $5.6 million. The improvement was due to higher gross profit and lower selling and administrative expenses. Selling and administrative expenses decreased due to lower compensation expense, travel and entertainment expense, and professional fees.

Automotive segment loss from operations was $5.0 million in the six months ended November 2, 2024, compared to $64.3 million in the six months ended October 28, 2023. Loss from operations in the six months ended October 28, 2023, includes goodwill impairment of $56.5 million. Excluding goodwill impairment and foreign currency translation, loss from operations decreased $2.8 million. The improvement was due to lower selling and administrative expenses, partially offset by lower gross profit. Selling and administrative expenses decreased due to lower outbound freight, travel and entertainment expense, compensation expense and professional fees.

Industrial

	Three Months Ended		Six Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
($ in millions)	(14 Weeks)	(13 Weeks)	(27 Weeks)	(26 Weeks)
Net sales	$131.4	$120.4	$242.9	$235.8
Gross profit	$38.0	$37.9	$70.8	$73.5
As a percent of net sales	28.9%	31.5%	29.1%	31.2%
Income from operations	$24.3	$25.7	$41.2	$49.9
As a percent of net sales	18.5%	21.3%	17.0%	21.2%

Net sales

Industrial segment net sales increased $11.0 million, or 9.1%, to $131.4 million in the three months ended November 2, 2024, compared to $120.4 million in the three months ended October 28, 2023. Excluding foreign currency translation, net sales increased $8.8 million.

Industrial segment net sales increased $7.1 million, or 3.0%, to $242.9 million in the six months ended November 2, 2024, compared to $235.8 million in the six months ended October 28, 2023. Excluding foreign currency translation, net sales increased $5.8 million.

The increase in both periods was due to higher sales volumes of power distribution products for data centers, partially offset by lower sales volumes for lighting products in the commercial vehicle and off-road equipment markets.

Gross profit

Industrial segment gross profit increased $0.1 million, or 0.3%, to $38.0 million in the three months ended November 2, 2024, compared to $37.9 million in the three months ended October 28, 2023. Excluding foreign currency translation, gross profit decreased $0.6 million. Gross profit margins decreased to 28.9% in the three months ended November 2, 2024, compared to 31.5% in the three months ended October 28, 2023. Gross profit margins were impacted by product mix and higher operating expenses.

Industrial segment gross profit decreased $2.7 million, or 3.7%, to $70.8 million in the six months ended November 2, 2024, compared to $73.5 million in the six months ended October 28, 2023. Excluding foreign currency translation, gross profit decreased $3.0 million. Gross profit margins decreased to 29.1% in the six months ended November 2, 2024, compared to 31.2% in the six months ended October 28, 2023. Gross profit margins were impacted by product mix.

Income from operations

Industrial segment income from operations decreased $1.4 million, or 5.4%, to $24.3 million in the three months ended November 2, 2024, compared to $25.7 million in the three months ended October 28, 2023. Excluding foreign currency translation, income from operations decreased $1.9 million. The decrease was primarily due to lower gross profit and higher selling and administrative expenses. The increase in selling and administrative expenses was primarily due to higher compensation expense, partially offset by lower legal fees.

Industrial segment income from operations decreased $8.7 million, or 17.4%, to $41.2 million in the six months ended November 2, 2024, compared to $49.9 million in the six months ended October 28, 2023. Excluding foreign currency translation, income from operations decreased $9.0 million. The decrease was primarily due to lower gross profit and higher selling and administrative expenses. The increase in selling and administrative expenses was primarily due to higher legal fees and compensation expense.

Interface

	Three Months Ended		Six Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
($ in millions)	(14 Weeks)	(13 Weeks)	(27 Weeks)	(26 Weeks)
Net sales	$15.7	$11.7	$27.9	$26.9
Gross profit	$5.2	$1.9	$7.8	$5.5
As a percent of net sales	33.1%	16.2%	28.0%	20.4%
Income from operations	$4.7	$1.0	$6.6	$3.9
As a percent of net sales	29.9%	8.5%	23.7%	14.5%

Net sales

Interface segment net sales increased $4.0 million, or 34.2% to $15.7 million in the three months ended November 2, 2024, compared to $11.7 million in the three months ended October 28, 2023. The increase was primarily due to higher sales volumes of transceivers for servers and touch panels for appliances.

Interface segment net sales increased $1.0 million, or 3.7%, to $27.9 million in the six months ended November 2, 2024, compared to $26.9 million in the six months ended October 28, 2023. The increase was due to higher sales volumes of transceivers for servers, partially offset by lower sales volumes of touch panels for appliances.

Gross profit

Interface segment gross profit increased $3.3 million, or 173.7%, to $5.2 million in the three months ended November 2, 2024, compared to $1.9 million in the three months ended October 28, 2023. Gross profit margins increased to 33.1% in the three months ended November 2, 2024, compared to 16.2% in the three months ended October 28, 2023.

Interface segment gross profit increased $2.3 million, or 41.8%, to $7.8 million in the six months ended November 2, 2024, compared to $5.5 million in the six months ended October 28, 2023. Gross profit margins increased to 28.0% in the six months ended November 2, 2024, compared to 20.4% in the six months ended October 28, 2023.

The increase in gross profit and gross profit margins in both periods was primarily due to higher sales volumes and an inventory reserve reduction.

Income from operations

Interface segment income from operations increased $3.7 million, or 370.0%, to $4.7 million in the three months ended November 2, 2024, compared to $1.0 million in the three months ended October 28, 2023.

Interface segment income from operations increased $2.7 million, or 69.2%, to $6.6 million in the six months ended November 2, 2024, compared to $3.9 million in the six months ended October 28, 2023.

The increase in both periods was primarily due to higher gross profit and slightly lower selling and administrative expenses.

Medical

	Three Months Ended		Six Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
(in millions)	(14 Weeks)	(13 Weeks)	(27 Weeks)	(26 Weeks)
Net sales	$—	$1.6	$—	$2.4
Gross profit	$—	$0.6	$—	$(0.1)
Loss from operations	$—	$(0.7)	$—	$(2.9)

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

As of November 2, 2024, we had $97.0 million of cash and cash equivalents, of which $49.8 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the payment of dividends and the repayment of intercompany loans, without creating material additional income tax expense.

Repurchases of Common Stock

On March 31, 2021, as subsequently amended on June 16, 2022, the Board of Directors authorized the purchase of up to $200.0 million of our outstanding common stock through June 14, 2024 (the “2021 Buyback Authorization”). On June 13, 2024, the Board of Directors approved a new share buyback authorization, commencing on June 17, 2024, for the purchase of up to $200.0 million of our outstanding common stock through June 17, 2026 (the “2024 Buyback Authorization”). Purchases may be made on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, or in private transactions. Prior to its expiration, a total of 3,553,961 shares were purchased under the 2021 Buyback Authorization at a total cost of $134.6 million. No further shares can be purchased under the 2021 Buyback Authorization. In the three and six months ended November 2, 2024, zero and 136,000 shares were purchased under the 2021 Buyback Authorization and no shares were purchased under the 2024 Buyback Authorization. As of November 2, 2024, the dollar value of shares that remained available to be purchased under 2024 Buyback Authorization was $200.0 million.

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

As of November 2, 2024, the outstanding balance under the revolving credit facility consisted of $297.9 million (€275.0 million) of euro-denominated borrowings and $45.0 million of US denominated borrowings. The Amended Credit Agreement contains various representations and warranties, financial covenants (including covenants requiring us to maintain compliance with a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, in each case as of the end of each fiscal quarter of the Company), restrictive and other covenants, and events of default. The covenants in the Amended Credit Agreement include an “anti-cash hoarding” requirement, as discussed above. As of November 2, 2024, we were in compliance with all the covenants in the Amended Credit Agreement. For further information, see Note 8, “Debt” to the condensed consolidated financial statements included in this Report.

Although we currently anticipate, based on our current projections and analyses, that we will be in compliance with the financial covenants contained in the Amended Credit Agreement, no assurance can be given that we will be and remain in compliance with such covenants in the future. Factors that could increase our risk of future non-compliance include those identified in Part I – Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended April 27, 2024, as supplemented by subsequent filings with the Securities and Exchange Commission, including under Part II – Item 1A, “Risk Factors” of this Quarterly Report.

Cash Flows

	Six Months Ended
(in millions)	November 2, 2024	October 28, 2023
Operating activities:
Net loss	$(19.9)	$(54.4)
Non-cash items	37.5	89.9
Changes in operating assets and liabilities	(54.7)	(41.7)
Net cash used in operating activities	(37.1)	(6.2)
Net cash used in investing activities	(21.0)	(22.3)
Net cash (used in) provided by financing activities	(8.1)	1.9
Effect of foreign currency exchange rate changes on cash and cash equivalents	1.7	(7.9)
Decrease in cash and cash equivalents	(64.5)	(34.5)
Cash and cash equivalents at beginning of the period	161.5	157.0
Cash and cash equivalents at end of the period	$97.0	$122.5

Operating activities

Net cash used in operating activities was $37.1 million in the six months ended November 2, 2024, compared to $6.2 million in the six months ended October 28, 2023. The increase was due to a higher net loss adjusted for non-cash items and higher cash outflows from operating assets and liabilities. The $54.7 million of cash outflows for operating assets and liabilities in the six months ended November 2, 2024 was primarily due to higher inventory and lower other liabilities, partially offset by lower accounts receivable.

Investing activities

Net cash used in investing activities was $21.0 million in the six months ended November 2, 2024, compared to $22.3 million in the six months ended October 28, 2023. Capital expenditures were $24.0 million in the six months ended November 2, 2024, compared to $24.5 million in the six months ended October 28, 2023. In the six months ended November 2, 2024, we received proceeds of $3.0 million from the sale of assets, compared to $1.6 million in the six months ended October 28, 2023.

Financing activities

Net cash used in financing activities was $8.1 million in the six months ended November 2, 2024, compared to net cash provided by financing activities of $1.9 million in the six months ended October 28, 2023. In the six months ended November 2, 2024, we used $1.6 million of cash for the purchase of shares under the 2021 Buyback Authorization, compared to $7.8 million in the six months ended October 28, 2023. We paid cash dividends of $10.0 million in the six months ended November 2, 2024, compared to $10.1 million in the six months ended October 28, 2023. In the six months ended November 2, 2024, we had net proceeds from borrowings of $5.9 million, compared to net proceeds from borrowings of $34.6 million in the six months ended October 28, 2023. In the six months ended November 2, 2024, we paid $1.8 million of debt issuance costs associated with the Second Amendment. In the six months ended October 28, 2023, we paid $10.9 million for the purchase of redeemable noncontrolling interests related to Nordic Lights.

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

There has been no significant change in our exposure to market risk during the six months ended November 2, 2024. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended April 27, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we performed an evaluation under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s applicable rules and forms. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of November 2, 2024 due to the material weaknesses that were previously reported in our Annual Report on Form 10-K for the year ended April 27, 2024.

Notwithstanding the ineffectiveness of our disclosure controls and procedures due to the material weaknesses in our internal control over financial reporting, we believe there are no material inaccuracies or omissions of material fact in this this Quarterly Report, and, to the best of our knowledge, we believe that the condensed consolidated financial statements in this Form 10-Q fairly present in all material aspects our financial condition, results of operations and cash flows in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during the three months ended November 2, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as updated below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended April 27, 2024:

We are, and in the future may be, subject to securities class action and other litigation, as well as government investigations and inquiries, which may harm our business and results of operations.

We are involved in legal proceedings related to various matters, including securities litigation, and may become involved in other legal proceedings, as well as government investigations and inquiries, that arise from time to time in the future. For example, as discussed further in Note 12, “Contingencies” to the unaudited interim condensed consolidated financial statements contained in this Report, on August 26, 2024, a purported shareholder of the Company filed a putative class action lawsuit alleging that the Company, its former Chief Executive Officer, and its former Chief Financial Officer violated the federal securities laws by making false and/or misleading statements relating to our business, operations and prospects, including in respect of our transition to production of more specialized components for manufacturers of electric vehicles and our operations at our facility in Monterrey, Mexico. The complaint seeks unspecified money damages along with equitable relief and costs and expenses, including counsel fees and expert fees. Another purported shareholder filed a substantially similar action against the same defendants and a former Chief Operating Officer of the Company on October 7, 2024. In addition, on November 26, 2024, a purported shareholder filed a derivative lawsuit on behalf of the Company against the current members of the Company’s Board of Directors, as well as certain former directors and executives, alleging that the defendants breached their fiduciary duties by allowing the Company to issue various statements that are alleged to have been false or misleading for the same reasons alleged in the securities class action complaints. The Company intends to vigorously defend itself against the allegations but there can be no assurance as to outcome. An unfavorable outcome in this litigation and other legal proceedings may have a material adverse effect on the consolidated financial position, results of operations, cash flows or liquidity of the Company. This type of litigation can also result in substantial costs, and a diversion of management’s attention and resources, which could adversely affect our business, operating results, or financial condition. In addition, the Company received a subpoena from the Securities and Exchange Commission dated November 1, 2024 seeking documents and information relating to, among other things, the Company’s operations in certain foreign countries, and certain financial reporting and accounting relating thereto, compliance with the Foreign Corrupt Practices Act and other anti-corruption laws, and material weaknesses in the Company’s internal control over financial reporting previously reported in its public filings. This request may lead to the assertion of claims or the commencement of legal proceedings against the Company, which in turn may lead to material fines, penalties or other liabilities. The subpoena and similar requests could result in costs to the Company, including the expenditure of financial and managerial resources in connection with responding to the subpoena and related investigation or any other future requests for information or investigations. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover any significant defense costs, settlements, and damages awarded to plaintiffs, or incur substantially higher costs to maintain the same or similar coverage. These factors may make it more difficult to attract and retain qualified executive officers and members of our board of directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 13, 2024, the Board of Directors approved a share buyback authorization, commencing on June 17, 2024, for the purchase of up to $200.0 million of our outstanding common stock through June 17, 2026 (the “2024 Buyback Authorization”). Purchases under the 2024 Buyback Authorization may be made on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, or in private transactions. We have not made any purchases under the 2024 Buyback Authorization.

The following table provides information about our purchases of equity securities during the three months ended November 2, 2024.

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the program (in millions)
July 28, 2024 through August 24, 2024	—	$—	—	$200.0
August 25, 2024 through September 28, 2024	3,229	$10.96	—	$200.0
September 29, 2024 through November 2, 2024	218	$11.08	—	$200.0

(1) Represents 3,447 shares of common stock that were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

Item 5. Other Information

During our last fiscal quarter, no director or officer of the Company, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1**

Offer Letter dated August 27, 2024 between Methode Electronics, Inc. and Laura Kowalchik (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 28, 2024).

10.2**	Long-Term Time-Based Restricted Stock Unit Award Agreement effective as of October 1, 2024 between Methode Electronics, Inc. and Laura Kowalchik.
10.3**	Restricted Stock Unit Award Agreement effective as of October 1, 2024 between Methode Electronics, Inc. and Laura Kowalchik.
10.4**	Long-Term Performance-Based Restricted Stock Unit Award Agreement effective as of October 1, 2024 between Methode Electronics, Inc. and Laura Kowalchik.
10.5**	Change in Control Agreement dated October 1, 2024 between Methode Electronics, Inc. and Laura Kowalchik.
10.6**	Executive Severance and Retention Agreement effective as of October 1, 2024 between Methode Electronics, Inc. and Laura Kowalchik.
10.7**	Form of Annual Bonus Performance Grant Award Agreement (Fiscal 2025).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates that the exhibit is being furnished with this report and not filed as part of it.
**	Management compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Laura Kowalchik
Laura Kowalchik
Chief Financial Officer
(Principal Financial Officer)

Dated:	December 5, 2024