Form 10-Q
period 2025-02-01
METHODE ELECTRONICS INC
filed 2025-03-05
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended February 1, 2025

or

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

At March 3, 2025, the registrant had 35,690,749 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
	(13 Weeks)	(13 Weeks)	(40 Weeks)	(39 Weeks)
Net sales	$239.9	$259.5	$791.0	$837.2

Cost of products sold	198.6	222.5	647.2	693.9

Gross profit	41.3	37.0	143.8	143.3

Selling and administrative expenses	37.7	33.9	126.5	119.3
Goodwill impairment	—	—	—	56.5
Amortization of intangibles	5.8	6.1	17.6	18.0

Loss from operations	(2.2)	(3.0)	(0.3)	(50.5)

Interest expense, net	5.5	5.0	16.5	12.2
Other expense, net	0.5	2.5	2.9	2.3

Pre-tax loss	(8.2)	(10.5)	(19.7)	(65.0)

Income tax expense	6.2	1.1	14.6	1.0
Net loss	$(14.4)	$(11.6)	$(34.3)	$(66.0)

Loss per share:
Basic	$(0.41)	$(0.33)	$(0.97)	$(1.86)
Diluted	$(0.41)	$(0.33)	$(0.97)	$(1.86)

Cash dividends per share	$0.14	$0.14	$0.42	$0.42

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
	(13 Weeks)	(13 Weeks)	(40 Weeks)	(39 Weeks)
Net loss	$(14.4)	$(11.6)	$(34.3)	$(66.0)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(15.5)	13.7	(13.9)	(9.0)
Derivative financial instruments	2.0	(2.0)	(0.6)	(3.2)
Other comprehensive (loss) income	(13.5)	11.7	(14.5)	(12.2)
Comprehensive (loss) income	$(27.9)	$0.1	$(48.8)	$(78.2)

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	February 1, 2025	April 27, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103.8	$161.5
Accounts receivable, net	220.0	262.6
Inventories	218.8	186.2
Income tax receivable	4.2	4.0
Prepaid expenses and other current assets	22.7	18.7
Assets held for sale	2.7	4.7
Total current assets	572.2	637.7
Long-term assets:
Property, plant and equipment, net	208.6	212.1
Goodwill	167.4	169.9
Other intangible assets, net	235.7	256.7
Operating lease right-of-use assets, net	24.9	26.7
Deferred tax assets	34.3	34.7
Pre-production costs	40.0	44.1
Other long-term assets	21.5	21.6
Total long-term assets	732.4	765.8
Total assets	$1,304.6	$1,403.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$107.7	$132.4
Accrued employee liabilities	29.4	38.0
Other accrued liabilities	42.3	46.0
Short-term operating lease liabilities	7.5	6.7
Short-term debt	0.2	0.2
Income tax payable	14.3	8.1
Total current liabilities	201.4	231.4
Long-term liabilities:
Long-term debt	327.7	330.7
Long-term operating lease liabilities	19.8	20.6
Long-term income tax payable	—	9.3
Other long-term liabilities	21.7	16.8
Deferred tax liabilities	29.7	28.7
Total long-term liabilities	398.9	406.1
Total liabilities	600.3	637.5
Shareholders' equity:
Common stock, $0.50 par value, 100,000,000 shares authorized, 37,004,282 shares and 36,650,909 shares issued as of February 1, 2025 and April 27, 2024, respectively	18.5	18.3
Additional paid-in capital	190.2	183.6
Accumulated other comprehensive loss	(51.2)	(36.7)
Treasury stock, 1,346,624 shares as of February 1, 2025 and April 27, 2024	(11.5)	(11.5)
Retained earnings	558.3	612.3
Total shareholders' equity	704.3	766.0
Total liabilities and shareholders' equity	$1,304.6	$1,403.5

See notes to condensed consolidated financial statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions, except share data)

	Three Months Ended February 1, 2025 (13 Weeks)
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of November 2, 2024	36,621,507	$18.3	$188.6	$(37.7)	$(11.5)	$580.6	$738.3
Issuance of restricted stock, net of tax withholding	382,775	0.2	(0.2)	—	—	(3.0)	(3.0)
Stock-based compensation expense	—	—	1.8	—	—	—	1.8
Other comprehensive loss	—	—	—	(13.5)	—	—	(13.5)
Net loss	—	—	—	—	—	(14.4)	(14.4)
Dividends on common stock	—	—	—	—	—	(4.9)	(4.9)
Balance as of February 1, 2025	37,004,282	$18.5	$190.2	$(51.2)	$(11.5)	$558.3	$704.3

	Three Months Ended January 27, 2024 (13 Weeks)
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of October 28, 2023	37,034,050	$18.5	$183.8	$(42.9)	$(11.5)	$697.0	$844.9
Issuance of restricted stock, net of tax withholding	65,666	—	—	—	—	—	—
Cancellation of restricted stock	(144,000)	(0.1)	0.1	—	—	—	—
Purchases of common stock	(130,592)	—	—	—	—	(3.0)	(3.0)
Stock-based compensation expense	—	—	(2.2)	—	—	—	(2.2)
Other comprehensive income	—	—	—	11.7	—	—	11.7
Net loss	—	—	—	—	—	(11.6)	(11.6)
Dividends on common stock	—	—	—	—	—	(4.8)	(4.8)
Balance as of January 27, 2024	36,825,124	$18.4	$181.7	$(31.2)	$(11.5)	$677.6	$835.0

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (continued)

(in millions, except share data)

	Nine Months Ended February 1, 2025 (40 Weeks)
	Redeemable noncontrolling interest	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of April 27, 2024	$—	36,650,909	$18.3	$183.6	$(36.7)	$(11.5)	$612.3	$766.0
Issuance of restricted stock, net of tax withholding	—	568,698	0.3	(0.1)	—	—	(3.5)	(3.3)
Cancellation of restricted stock	—	(79,325)	—	—	—	—	—	—
Conversion of cash bonus to RSUs	—	—	—	2.1	—	—	—	2.1
Purchases of common stock	—	(136,000)	(0.1)	—	—	—	(1.5)	(1.6)
Stock-based compensation expense	—	—	—	4.6	—	—	—	4.6
Other comprehensive loss	—	—	—	—	(14.5)	—	—	(14.5)
Net loss	—	—	—	—	—	—	(34.3)	(34.3)
Dividends on common stock	—	—	—	—	—	—	(14.7)	(14.7)
Balance as of February 1, 2025	$—	37,004,282	$18.5	$190.2	$(51.2)	$(11.5)	$558.3	$704.3

	Nine Months Ended January 27, 2024 (39 Weeks)
	Redeemable noncontrolling interest	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of April 29, 2023	$11.1	37,167,375	$18.6	$181.0	$(19.0)	$(11.5)	$772.7	$941.8
Issuance of restricted stock, net of tax withholding	—	255,120	0.1	(0.1)	—	—	(3.8)	(3.8)
Cancellation of restricted stock	—	(144,000)	(0.1)	0.1	—	—	—	0.0
Purchase of redeemable noncontrolling interest	(11.1)	—	—	—	—	—	—	—
Purchases of common stock	—	(453,371)	(0.2)	—	—	—	(10.6)	(10.8)
Stock-based compensation expense	—	—	—	0.7	—	—	—	0.7
Other comprehensive loss	—	—	—	—	(12.2)	—	—	(12.2)
Net loss	—	—	—	—	—	—	(66.0)	(66.0)
Dividends on common stock	—	—	—	—	—	—	(14.7)	(14.7)
Balance as of January 27, 2024	$—	36,825,124	$18.4	$181.7	$(31.2)	$(11.5)	$677.6	$835.0

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Nine Months Ended
	February 1, 2025	January 27, 2024
	(40 Weeks)	(39 Weeks)
Operating activities:
Net loss	$(34.3)	$(66.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42.5	43.3
Stock-based compensation expense	5.5	1.8
Amortization of debt issuance costs	0.8	0.5
Partial write-off of unamortized debt issuance costs	1.2	—
(Gain) loss on sale of assets	(0.3)	0.6
Impairment of long-lived assets	0.4	0.7
Goodwill impairment	—	56.5
Change in deferred income taxes	(0.2)	(4.0)
Other	1.1	(0.2)
Changes in operating assets and liabilities:
Accounts receivable	35.5	47.7
Inventories	(34.5)	(47.1)
Prepaid expenses and other assets	(0.4)	(8.8)
Accounts payable	(19.0)	11.0
Other liabilities	(7.3)	(13.4)
Net cash (used in) provided by operating activities	(9.0)	22.6

Investing activities:
Purchases of property, plant and equipment	(32.5)	(41.1)
Proceeds from settlement of net investment hedge	3.1	0.6
Proceeds from disposition of assets	2.7	1.5
Net cash used in investing activities	(26.7)	(39.0)

Financing activities:
Taxes paid related to net share settlement of equity awards	(3.5)	(3.8)
Repayments of finance leases	(0.2)	(0.2)
Debt issuance costs	(1.8)	—
Purchases of common stock	(1.6)	(10.8)
Cash dividends	(15.3)	(15.0)
Purchase of redeemable noncontrolling interest	—	(10.9)
Proceeds from borrowings	60.0	232.9
Repayments of borrowings	(54.2)	(207.2)
Net cash used in financing activities	(16.6)	(15.0)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(5.4)	(2.7)
Decrease in cash and cash equivalents	(57.7)	(34.1)
Cash and cash equivalents at beginning of the period	161.5	157.0
Cash and cash equivalents at end of the period	$103.8	$122.9

Supplemental cash flow information:
Cash paid during the period for:
Interest	$17.5	$12.7
Income taxes, net of refunds	$17.6	$17.0
Operating lease obligations	$6.9	$6.9

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

Financial reporting periods

The Company’s fiscal year ends on the Saturday closest to April 30 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The current fiscal year ending May 3, 2025 is a 53-week fiscal year, with the additional week being included in the second fiscal quarter. The three months ended February 1, 2025 and January 27, 2024 were 13-week periods, while the nine months ended February 1, 2025 and January 27, 2024 were 40 and 39-week periods, respectively.

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

There have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements. Further, at February 1, 2025, there are no other pronouncements pending adoption that are expected to have a material impact on the Company’s condensed consolidated financial statements.

Summary of significant accounting policies

The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Form 10-K for the year ended April 27, 2024. There have been no material changes to the significant accounting policies in the nine months ended February 1, 2025.

Foreign currency translation.

The functional currencies of the majority of the Company’s foreign subsidiaries are their local currencies. The results of operations of these foreign subsidiaries are translated into U.S. dollars using average monthly rates, while the assets and liabilities are translated using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains and losses arising from transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions, are included in the condensed consolidated statements of operations in other expense, net. Net foreign exchange loss was $1.3 million in the three months ended February 1, 2025, compared to $2.8 million in the three months ended January 27, 2024. Net foreign exchange loss was $3.6 million in the nine months ended February 1, 2025, compared to $2.2 million in the nine months ended January 27, 2024.

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

Contract balances

The Company receives payment from customers based on the contractual billing schedule and specific performance requirements established in the contract. Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when an entity has received consideration, or the amount is due from the customer in advance of revenue recognition. Contract assets and contract liabilities are recognized in other current assets and other accrued liabilities, respectively in the condensed consolidated balance sheets and were immaterial as of February 1, 2025 and April 27, 2024.

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

	Three Months Ended February 1, 2025 (13 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$51.8	$38.6	$12.3	$—	$102.7
Europe, the Middle East & Africa ("EMEA")	55.9	41.4	—	—	97.3
Asia	8.0	31.9	—	—	39.9
Total net sales	$115.7	$111.9	$12.3	$—	$239.9
Timing of revenue recognition:
Goods transferred at a point in time	$111.8	$111.9	$12.3	$—	$236.0
Goods transferred over time	3.9	—	—	—	3.9
Total net sales	$115.7	$111.9	$12.3	$—	$239.9

	Three Months Ended January 27, 2024 (13 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$56.7	$45.6	$12.7	$—	$115.0
EMEA	52.0	37.5	—	—	89.5
Asia	31.0	24.0	—	—	55.0
Total net sales	$139.7	$107.1	$12.7	$—	$259.5
Timing of revenue recognition:
Goods transferred at a point in time	$136.6	$107.1	$12.7	$—	$256.4
Goods transferred over time	3.1	—	—	—	3.1
Total net sales	$139.7	$107.1	$12.7	$—	$259.5

	Nine Months Ended February 1, 2025 (40 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$187.8	$133.8	$40.2	$—	$361.8
EMEA	181.7	129.5	—	—	311.2
Asia	26.5	91.5	—	—	118.0
Total net sales	$396.0	$354.8	$40.2	$—	$791.0
Timing of revenue recognition:
Goods transferred at a point in time	$387.2	$354.8	$40.2	$—	$782.2
Goods transferred over time	8.8	—	—	—	8.8
Total net sales	$396.0	$354.8	$40.2	$—	$791.0

	Nine Months Ended January 27, 2024 (39 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$194.4	$137.6	$39.6	$2.3	$373.9
EMEA	153.9	131.4	—	—	285.3
Asia	104.0	73.9	—	0.1	178.0
Total net sales	$452.3	$342.9	$39.6	$2.4	$837.2
Timing of revenue recognition:
Goods transferred at a point in time	$440.7	$342.9	$39.6	$2.4	$825.6
Goods transferred over time	11.6	—	—	—	11.6
Total net sales	$452.3	$342.9	$39.6	$2.4	$837.2

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

Note 4. Income Taxes

For the three and nine months ended February 1, 2025, the Company utilized the discrete effective tax rate method, treating the year-to-date period as if it was the annual period to calculate its interim income tax provision, as allowed by ASC 740-270-30-18, “Income Taxes-Interim Reporting.” The Company concluded it could not use the estimated annual effective tax rate method as it could not calculate a reliable estimate of the annual effective tax rate due to it being highly sensitive to minor changes in the forecasted amounts, thus generating significant variability in the estimated annual effective tax rate and distorting the customary relationship between income tax expense and pre-tax income in interim periods.

The Company’s income tax expense and effective tax rate for the three and nine months ended February 1, 2025 and January 27, 2024 were as follows:

	Three Months Ended		Nine Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
($ in millions)	(13 Weeks)	(13 Weeks)	(40 Weeks)	(39 Weeks)
Pre-tax loss	$(8.2)	$(10.5)	$(19.7)	$(65.0)
Income tax expense	6.2	1.1	14.6	1.0
Effective tax rate	(75.6)%	(10.5)%	(74.1)%	(1.5)%

The effective tax rate for the three and nine months ended February 1, 2025 differs from the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for U.S. deferred tax assets and an unfavorable impact from global intangible low-tax income (“GILTI”), partially offset by the impact of income derived from foreign operations with lower statutory tax rates. The effective tax rate for the three months ended January 27, 2024 differs from the U.S. federal statutory tax rate of 21% primarily due to the impact of income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, offset by GILTI. The effective tax rate for the nine months ended January 27, 2024 differs from the U.S. federal statutory tax rate of 21% primarily due to an impairment of goodwill which is non-deductible for tax purposes, income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, offset by GILTI.

As of February 1, 2025, the Company determined that recovery of some of its U.S. deferred tax assets was not more likely than not, and recorded a valuation allowance to income tax expense of $6.5 million for the three months ended February 1, 2025 and $14.0 million for the nine months ended February 1, 2025. The valuation allowance was recorded based on the evaluation of all available evidence.

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

The Company’s gross unrecognized income tax benefits were $4.5 million and $4.4 million as of February 1, 2025 and April 27, 2024, respectively. If any portion of the Company’s unrecognized tax benefits is recognized, it would impact the Company’s effective tax rate. The unrecognized tax benefits are reviewed periodically and adjusted for changing facts and circumstances, such as tax audits, the lapsing of applicable statutes of limitations and changes in tax law. The Company recognizes interest and penalties related to income tax uncertainties in income tax expense. Accrued interest and penalties were $0.6 million and $0.4 million as of February 1, 2025 and April 27, 2024, respectively.

Note 5. Balance Sheet Components

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less. Highly liquid investments include money market funds which are classified within Level 1 of the fair value hierarchy. As of February 1, 2025 and April 27, 2024, the Company had a balance of $0.2 million and $73.2 million, respectively, in money market accounts.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are customer obligations due under normal trade terms and are presented net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the current expected credit loss impairment model. The Company applies a historical loss rate based on historic write-offs to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The Company may also record a specific reserve for individual accounts when it becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. The allowance for doubtful accounts balance was $2.7 million and $1.4 million as of February 1, 2025 and April 27, 2024, respectively.

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

(in millions)	February 1, 2025	April 27, 2024
Finished products	$47.1	$45.6
Work in process	24.1	16.1
Raw materials	147.6	124.5
Total inventories	$218.8	$186.2

Assets held for sale

The Company classifies long-lived assets to be sold as held for sale in the period in which all of the required criteria under ASC 360 “Property, Plant, and Equipment” are met. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Upon determining that a long-lived asset meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets as “Assets held for sale” on the condensed consolidated balance sheets. Assets held for sale at April 27, 2024 consisted of three non-core real estate assets, two of which were sold in the nine months ended February 1, 2025. The two non-core real estate assets had an aggregate carrying value of $2.0 million and the Company recognized a gain of $0.3 million from these sales. The Company has accepted an offer for the asset held for sale at February 1, 2025, and currently expects the sale to be completed prior to the end of its fourth quarter ending May 3, 2025. The Company expects to recognize an immaterial gain from the sale of this non-core real estate asset.

Property, plant and equipment

Property, plant and equipment is stated at cost. Maintenance and repair costs are expensed as incurred. Depreciation is calculated using the straight-line method using estimated useful lives of 5 to 40 years for buildings and building improvements and 3 to 15 years for machinery and equipment. A summary of property, plant and equipment is shown below:

(in millions)	February 1, 2025	April 27, 2024
Land	$3.3	$3.3
Buildings and building improvements	98.4	98.5
Machinery and equipment	395.4	394.6
Construction in progress	48.1	50.4
Total property, plant and equipment, gross	545.2	546.8
Less: accumulated depreciation	(336.6)	(334.7)
Property, plant and equipment, net	$208.6	$212.1

Depreciation expense was $8.3 million and $8.8 million in the three months ended February 1, 2025 and January 27, 2024, respectively. Depreciation expense was $24.9 million and $25.3 million in the nine months ended February 1, 2025 and January 27, 2024, respectively. As of February 1, 2025 and April 27, 2024, capital expenditures recorded in accounts payable totaled $2.3 million and $6.1 million, respectively.

Pre-production tooling costs related to long-term supply arrangements

The Company incurs pre-production tooling costs related to products produced for its customers under long-term supply arrangements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable by the customer. As of February 1, 2025 and April 27, 2024, the Company had $40.0 million and $44.1 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.

Costs for molds, dies and other tools used in products produced for its customers under long-term supply arrangements for which the Company has title are capitalized in property, plant and equipment and amortized over the shorter of the life of the arrangement or the estimated useful life of the assets. As of February 1, 2025 and April 27, 2024, Company-owned tooling was $12.5 million and $14.0 million, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. All of the Company’s goodwill is in the Industrial segment. A summary of the changes in the carrying amount of goodwill is shown below:

(in millions)	Total
Balance as of April 27, 2024	$169.9
Foreign currency translation	(2.5)
Balance as of February 1, 2025	$167.4

A summary of goodwill by reporting unit is as follows:

(in millions)	February 1, 2025	April 27, 2024
Grakon Industrial	$123.2	$124.4
Nordic Lights	42.6	43.9
Other	1.6	1.6
Total	$167.4	$169.9

The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the beginning of the fourth quarter each fiscal year. In addition, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore require interim goodwill impairment testing, including long-term revenue growth projections, profitability, discount rates, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. No impairment indicators were identified in the third quarter of fiscal 2025.

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

Other intangible assets, net

Details of identifiable intangible assets are shown below:

	As of February 1, 2025
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$303.0	$(96.5)	$206.5	14.2
Trade names, patents and technology licenses	74.4	(47.0)	27.4	6.5
Total amortized intangible assets	377.4	(143.5)	233.9
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$379.2	$(143.5)	$235.7

	As of April 27, 2024
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$306.6	$(84.7)	$221.9	14.8
Trade names, patents and technology licenses	75.3	(42.3)	33.0	6.9
Total amortized intangible assets	381.9	(127.0)	254.9
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$383.7	$(127.0)	$256.7

Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal Year:
Remainder of 2025	$5.7
2026	22.3
2027	21.6
2028	19.3
2029	18.1
Thereafter	146.9
Total	$233.9

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

The Company had a fixed-rate, cross-currency swap, with a notional value of $60.0 million (€54.8 million), that settled in December 2024 with a gross gain of approximately $3.1 million. The cross-currency swap was designated as a hedge of the Company’s net investment in a euro-based subsidiary. The gain will remain in AOCI until the hedged net investment is sold or substantially liquidated.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company recognizes the impact of all other changes in fair value of the derivative, which represents the interest rate differential of the cross-currency swap, through interest expense. For the three months ended February 1, 2025 and January 27, 2024, the Company recorded a loss of $0.1 million and zero, respectively, in interest expense, net in the condensed consolidated statements of operations. For the nine months ended February 1, 2025 and January 27, 2024, the Company recorded gains of $0.4 million and $1.1 million, respectively, in interest expense, net in the condensed consolidated statements of operations.

The Company has €275.0 million of long-term borrowings under its Amended Credit Agreement (see Note 8 “Debt”) which was designated as a net investment hedge of the foreign currency exposure of its investment in its euro-denominated subsidiaries. On December 18, 2024, the Company de-designated these long-term borrowings as a net investment hedge. As of December 18, 2024, the cumulative gain, net of tax, was $9.0 million which will remain in AOCI until there is a substantial liquidation of the Company’s net investment of its euro-denominated subsidiaries. Due to changes in the value of the euro-denominated long-term borrowings designated as a net investment hedge, in the three months ended February 1, 2025 (through the date of de-designation) and January 27, 2024, a gain, net of tax, of $7.7 million and loss, net of tax, of $5.9 million, respectively, were recognized within the currency translation section of other comprehensive income (loss). In the nine months ended February 1, 2025 (through the date of de-designation) and January 27, 2024, a gain, net of tax, of $4.8 million and $1.4 million, respectively, were recognized within the currency translation section of other comprehensive income (loss). Included in AOCI related to this net investment hedge were cumulative gains of $9.0 million and $4.2 million, respectively, as of February 1, 2025 and April 27, 2024. The Company is now managing the related foreign exchange risk of its €275.0 million of long-term borrowings not designated as a net investment hedge through certain Euro denominated financial assets.

Interest rate swaps

The Company utilizes interest rate swaps to limit its exposure to market fluctuations on its variable-rate borrowings. The interest rate swaps effectively convert a portion of the Company's variable rate borrowings to a fixed rate based upon a determined notional amount. The Company has an interest rate swap, maturing on October 31, 2027, with a notional value of $137.0 million (€132.0 million). The interest rate swaps are designated as cash flow hedges.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter. The effective portion of the periodic changes in fair value is recognized in AOCI in the condensed consolidated balance sheets. Subsequently, the accumulated gains and losses recorded in AOCI are reclassified to income in the period during which the hedged cash flow impacts earnings, which are expected to be immaterial over the next 12 months. No ineffectiveness was recognized in the three or nine months ended February 1, 2025 and January 27, 2024.

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

As of February 1, 2025 and April 27, 2024, the Company held foreign currency forward contracts with a notional value of $152.8 million and $110.9 million, respectively. During the three and nine months ended February 1, 2025, the Company recognized a loss of $4.7 million and $4.2 million, respectively, related to foreign currency forward contracts in the condensed consolidated statements of operations. During the three and nine months ended January 27, 2024, the Company recognized a gain of $0.6 million and a loss of $2.1 million, respectively, related to foreign currency forward contracts in the condensed consolidated statements of operations.

Effect of derivative instruments on comprehensive income (loss)

The pre-tax effects of derivative financial instruments recorded in other comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
(in millions)	(13 Weeks)	(13 Weeks)	(40 Weeks)	(39 Weeks)
Net investment hedges	$2.6	$0.3	$1.8	$1.5
Interest rate swaps	0.1	(3.1)	(2.6)	(5.8)
Total	$2.7	$(2.8)	$(0.8)	$(4.3)

Fair value of derivative instruments on the balance sheet

The fair value of derivative instruments are classified as Level 2 within the fair value hierarchy and are recorded in the condensed consolidated balance sheets as follows:

		Asset/(Liability)
(in millions)	Financial Statement Caption	February 1, 2025	April 27, 2024
Derivatives designated as hedging instruments:
Net investment hedges	Prepaid expenses and other current assets	$—	$1.3
Interest rate swaps	Other long-term liabilities	$(4.7)	$(2.1)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other accrued liabilities	$(0.8)	$(0.2)

Note 8. Debt

A summary of debt is shown below:

(in millions)	February 1, 2025	April 27, 2024
Revolving credit facility	$330.0	$333.0
Other debt	1.3	1.5
Unamortized debt issuance costs	(3.4)	(3.6)
Total debt	327.9	330.9
Less: current maturities	(0.2)	(0.2)
Total long-term debt	$327.7	$330.7

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

Among other things, the Second Amendment (i) reduced the revolving credit commitments under the Credit Agreement from $750 million to $500 million, (ii) granted a security interest in substantially all of the personal property of the Company and its U.S. subsidiaries that are guarantors, including 100% of the equity interests of their respective U.S. subsidiaries and 65% of the equity interests of their respective foreign subsidiaries (or such greater amount to the extent such pledge could not reasonably cause adverse tax consequences), (iii) amended the consolidated interest coverage ratio covenant for each quarter in fiscal year 2025, (iv) amended the consolidated leverage ratio covenant for the quarter ending July 27, 2024 and each subsequent fiscal quarter, (v) amended certain interest rate provisions, (vi) added a requirement to provide monthly financial statements to the lenders through the period ending July 25, 2025, (vii) decreased the general basket exceptions to certain covenants restricting certain Company investments, liens and indebtedness for specified periods of time, (viii) increased, for fiscal year 2025, the general basket exception to a covenant restricting certain Company dispositions of property, (ix) added an “anti-cash hoarding” requirement, applicable during the period from the effective date of the Second Amendment until the earlier to occur of (a) the delivery of financial statements and a compliance certificate for the fiscal quarter ending July 25, 2025 and (b) the delivery of compliance certificates for two consecutive fiscal quarters demonstrating that the Company’s consolidated leverage ratio as of the last day of such fiscal quarters was less than 3.00:1.00, that if the Company has cash on hand (subject to certain exceptions) of more than $65 million for 10 consecutive business days, the Company shall prepay the indebtedness under the credit facility by the amount of such excess and (x) made certain other changes to the investment, restricted payment and indebtedness baskets. The Credit Agreement, as amended by the First Amendment and the Second Amendment, is referred to herein as the “Amended Credit Agreement.”

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

The Second Amendment was accounted for as a debt modification, which resulted in a non-cash loss of $1.2 million in the nine months ended February 1, 2025 related to the partial write-off of unamortized debt issuance costs as a result of the reduction in the credit facility size. The non-cash loss was recognized in other expense, net in the Company’s condensed consolidated statement of operations. Additionally, the Company incurred debt issuance costs of approximately $1.8 million associated with the Second Amendment which were capitalized and, along with the current unamortized debt issuance costs, are being amortized to interest expense on a straight-line basis over remaining term of the Amended Credit Agreement.

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

As of February 1, 2025, the outstanding balance under the revolving credit facility consisted of $285.0 million (€275.0 million) of euro-denominated borrowings and $45.0 million of US dollar denominated borrowings.

The weighted-average interest rate on outstanding US dollar and euro-denominated borrowings under the Amended Credit Agreement was approximately 7.4% and 5.7% as of February 1, 2025. The Amended Credit Agreement contains customary representations and warranties, financial covenants, restrictive covenants and events of default.

The Amended Credit Agreement contains various representations and warranties, financial covenants (including covenants requiring the Company to maintain compliance with a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, in each case as of the end of each fiscal quarter), restrictive and other covenants, and events of default. The covenants in the Amended Credit Agreement include an “anti-cash hoarding” requirement, as discussed above. As of February 1, 2025, the Company was in compliance with all the covenants in the Amended Credit Agreement.

Other debt

One of the Company’s European subsidiaries has debt that consists of one note with a maturity in 2031. The weighted-average interest rate on this debt was approximately 1.8% as of February 1, 2025 and $0.2 million of the debt was classified as short-term.

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

The following table summarizes activity under the 2021 Buyback Authorization:

	Three Months Ended		Nine Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
(in millions, except share and per share data)	(13 Weeks)	(13 Weeks)	(40 Weeks)	(39 Weeks)
Shares purchased	—	130,592	136,000	453,371
Average price per share	$—	$22.99	$11.55	$23.73
Total cost	$—	$3.0	$1.6	$10.8

Prior to its expiration, a total of 3,553,961 shares were purchased under the 2021 Buyback Authorization at a total cost of $134.6 million. All purchased shares were retired and are reflected as a reduction of common stock for the par value of shares, with the excess applied as a reduction to retained earnings. In the three and nine months ended February 1, 2025, there were zero and 136,000 shares purchased under the 2021 Buyback Authorization and no shares purchased under the 2024 Buyback Authorization. No further shares can be purchased under the 2021 Buyback Authorization. As of February 1, 2025, the dollar value of shares that remained available to be purchased by the Company under 2024 Buyback Authorization was $200.0 million.

Dividends

The Company paid dividends totaling $5.3 million and $4.9 million in the three months ended February 1, 2025 and January 27, 2024, respectively. The Company paid dividends totaling $15.3 million and $15.0 million in the nine months ended February 1, 2025 and January 27, 2024, respectively. Dividends paid in the three months ended February 1, 2025 include $0.6 million of dividend equivalent payments for restricted stock units that vested. Dividends paid in the nine months ended February 1, 2025 and January 27, 2024, include $0.8 million and $0.4 million of dividend equivalent payments for restricted stock units that vested.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in AOCI, net of tax is shown below:

	Three Months Ended February 1, 2025 (13 Weeks)			Nine Months Ended February 1, 2025 (40 Weeks)
(in millions)	Currency translation adjustments	Derivative instruments	Total	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$(34.9)	$(2.8)	$(37.7)	$(36.5)	$(0.2)	$(36.7)
Other comprehensive income (loss)	(13.3)	2.7	(10.6)	(12.5)	(0.8)	(13.3)
Tax (expense) benefit	(2.2)	(0.7)	(2.9)	(1.4)	0.2	(1.2)
Net other comprehensive income (loss)	(15.5)	2.0	(13.5)	(13.9)	(0.6)	(14.5)
Balance at the end of period	$(50.4)	$(0.8)	$(51.2)	$(50.4)	$(0.8)	$(51.2)

	Three Months Ended January 27, 2024 (13 Weeks)			Nine Months Ended January 27, 2024 (39 Weeks)
(in millions)	Currency translation adjustments	Derivative instruments	Total	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$(42.5)	$(0.4)	$(42.9)	$(19.8)	$0.8	$(19.0)
Other comprehensive income (loss)	11.7	(2.8)	8.9	(8.6)	(4.3)	(12.9)
Tax benefit (expense)	2.0	0.8	2.8	(0.4)	1.1	0.7
Net other comprehensive income (loss)	13.7	(2.0)	11.7	(9.0)	(3.2)	(12.2)
Balance at the end of period	$(28.8)	$(2.4)	$(31.2)	$(28.8)	$(2.4)	$(31.2)

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

Subject to adjustment as provided in the 2022 Plan and the 2022 Plan’s share counting provisions, the number of shares of the Company's common stock that will be available for all awards under the 2022 Plan is 5,550,000, less an amount to reflect shares, options or other awards granted under prior plans after April 30, 2022. As of February 1, 2025, there were approximately 3.6 million shares available for award under the 2022 Plan.

Restricted stock awards and performance units

As of February 1, 2025, the Company had 710,349 RSAs outstanding which may be earned based on the achievement of an earnings before net interest, taxes, fixed asset depreciation and intangible asset amortization (“EBITDA”) measure for fiscal 2025. The RSAs will vest ranging from 0% (for performance below threshold) to 100% (target performance) based on the achievement of the EBITDA performance measure and continued employment. In addition, if the target performance is exceeded, up to an additional 355,175 PUs can be earned that will be settled in cash.

The fair value of the RSAs was based on the closing stock price on the date of grant and the RSAs earn dividend equivalents during the vesting period, which are forfeitable if the RSAs do not vest. Compensation expense for the RSAs is recognized when it is probable the minimum threshold performance criteria will be achieved. Compensation expense for the PUs is recognized when it is probable that the target performance criteria will be exceeded. The Company assesses the probability of vesting at each balance sheet date and adjusts compensation costs based on the probability assessment. The cash-settled PUs represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock on the vesting date. The PUs are classified as liability awards due to the cash settlement feature and are re-measured at each balance sheet date. In accordance with ASC 718, “Compensation - Stock Compensation” based on projections of the Company’s current business portfolio, no compensation expense has been recognized for the RSAs or PUs to date, as the performance conditions are not probable of being met. Unrecognized stock-based compensation expense at target level of performance is $20.5 million as of February 1, 2025, which, subject to the performance conditions being met, will be recognized through fiscal 2025. The following table summarizes RSA activity:

	Restricted stock awards	Weighted average grant date fair value
Non-vested at April 27, 2024	789,674	$28.81
Awarded	—	$—
Vested	—	$—
Forfeited	(79,325)	$28.28
Non-vested at February 1, 2025	710,349	$28.87

Performance stock units

In the nine months ended February 1, 2025, the Company granted 208,661 PSUs which will vest upon the achievement of a total stockholder return (“TSR”) measure based on the growth in the Company’s stock price over a three-year performance period that ends April 30, 2027. The number of shares to be issued may range from 0% to a maximum of 200% of the PSUs granted. The Company estimated the grant date fair value of the PSUs using the Monte Carlo simulation model, as the TSR metric and changes in stock price are considered market conditions under ASC 718. The following table provides a summary of the weighted-average assumptions for the PSUs granted:

Assumptions
Expected volatility	52.40%
Risk free interest rate	4.07%
Expected term (in years)	2.72
Grant date fair value	$14.09

The PSUs earn dividend equivalents during the vesting periods, which are forfeitable if the PSUs do not vest. As of February 1, 2025, unrecognized share-based compensation expense for the PSUs was $2.5 million, which is expected to be recognized over a weighted average period of approximately three years. The following table summarizes PSU activity:

	Performance stock units	Weighted average grant date fair value
Non-vested at April 27, 2024	—	$—
Awarded	208,661	$14.09
Vested	—	$—
Forfeited	—	$—
Non-vested at February 1, 2025	208,661	$14.09

Restricted stock units

RSUs granted vest over a pre-determined period of time, up to five years from the date of grant. The fair value of the RSUs granted are based on the closing stock price on the date of grant and earn dividend equivalents during the vesting periods, which are forfeitable if the RSUs do not vest. The following table summarizes RSU activity:

	Restricted stock units	Weighted average grant date fair value
Non-vested at April 27, 2024	941,640	$26.43
Awarded	326,244	$12.01
Conversion of cash bonus to RSUs	160,401	$12.87
Vested	(396,744)	$28.29
Forfeited	(183,930)	$22.73
Non-vested at February 1, 2025	847,611	$18.25

In the nine months ended February 1, 2025, 160,401 RSUs were awarded in exchange for cash bonuses earned by certain employees. These RSUs vest on March 7, 2025. As the expense associated with the cash bonuses was previously recognized in fiscal 2024, there is no incremental expense to be recognized for the RSUs. The Company reclassified $2.1 million from accrued employee liabilities to additional paid-in capital on its condensed consolidated balance sheets related to the conversion of the cash bonuses to RSUs.

Under the various stock plans, RSUs that have vested for certain executives, including Ronald L.G. Tsoumas, the Company’s former CFO, will not be delivered in common stock until the first day of the seventh month following the executive’s termination from the Company or upon a change of control. As of February 1, 2025, common stock to be delivered to these executives totaled 85,553 shares, of which 60,875 shares were delivered on February 4, 2025. The vested deferred RSUs are considered outstanding for earnings per share calculations. As of February 1, 2025, unrecognized share-based compensation expense for RSUs was $4.8 million which will be recognized over a weighted-average amortization period of 1.3 years.

Director awards

The Company grants stock awards to its non-employee directors as a component of their compensation. The stock awards vest immediately upon grant. Non-employee directors may elect to defer receipt of their shares under the Company’s non-qualified deferred compensation plan. The following table summarizes awards granted to non-employee directors:

	Non-employee director awards	Deferred non-employee director awards	Total	Weighted average grant date fair value
Outstanding at April 27, 2024	—	77,319	77,319	$37.23
Awarded	56,680	90,725	147,405	$9.92
Issued	(56,680)	(23,756)	(80,436)	$10.49
Outstanding at February 1, 2025	—	144,288	144,288	$22.80

Stock options

The following table summarizes stock option activity:

	Stock options	Weighted average exercise price	Weighted- average life (years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at April 27, 2024	8,000	$37.01	0.2	$0.0
Exercised	—	$—
Forfeited	(8,000)	$37.01
Outstanding and exercisable at February 1, 2025	—	$—	0.0	$0.0

Stock-based compensation expense

All stock-based awards to employees and non-employee directors are recognized in selling and administrative expenses on the condensed consolidated statements of operations. Awards subject to graded vesting are recognized using the accelerated recognition method over the requisite service period. The table below summarizes the stock-based compensation expense related to the equity awards:

	Three Months Ended		Nine Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
(in millions)	(13 Weeks)	(13 Weeks)	(40 Weeks)	(39 Weeks)
RSUs	$1.5	$(2.1)	$3.5	$0.2
PSUs	0.3	—	0.5	—
Deferred non-employee director awards	—	—	0.9	1.0
Non-employee director awards	—	—	0.6	0.6
Total stock-based compensation expense	$1.8	$(2.1)	$5.5	$1.8

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
	(13 Weeks)	(13 Weeks)	(40 Weeks)	(39 Weeks)
Numerator:
Net loss (in millions)	$(14.4)	$(11.6)	$(34.3)	$(66.0)

Denominator:
Denominator for basic loss per share - weighted average shares outstanding and vested/unissued restricted stock units	35,182,166	35,327,995	35,370,099	35,562,513
Dilutive potential common shares	—	—	—	—
Denominator for diluted loss per share	35,182,166	35,327,995	35,370,099	35,562,513

Loss per share:
Basic	$(0.41)	$(0.33)	$(0.97)	$(1.86)
Diluted	$(0.41)	$(0.33)	$(0.97)	$(1.86)

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1,303,187	1,319,577	1,176,069	1,463,996

In the three and nine months ended February 1, 2025 and January 27, 2024, all potential common shares issuable for PSUs and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for PSUs and RSUs on the weighted-average number of common shares outstanding would have been approximately 362,000 and 503,000 common shares for the three months ended February 1, 2025 and January 27, 2024, respectively. The dilutive effect of potential common shares issuable for PSUs and RSUs on the weighted-average number of common shares outstanding would have been approximately 221,000 and 560,000 common shares for the nine months ended February 1, 2025 and January 27, 2024, respectively.

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

The tables below present information about the Company’s reportable segments:

	Three Months Ended February 1, 2025 (13 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$120.1	$119.3	$12.3	$—	$(11.8)	$239.9
Transfers between segments	(4.4)	(7.4)	—	—	11.8	—
Net sales to unaffiliated customers	$115.7	$111.9	$12.3	$—	$—	$239.9

Income (loss) from operations	$(9.0)	$22.6	$2.2	$—	$(18.0)	$(2.2)
Interest expense, net						5.5
Other expense, net						0.5
Pre-tax loss						$(8.2)

	Three Months Ended January 27, 2024 (13 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$142.4	$117.1	$12.7	$—	$(12.7)	$259.5
Transfers between segments	(2.7)	(10.0)	—	—	12.7	—
Net sales to unaffiliated customers	$139.7	$107.1	$12.7	$—	$—	$259.5

Income (loss) from operations	$(11.0)	$18.9	$1.5	$(0.1)	$(12.3)	$(3.0)
Interest expense, net						5.0
Other expense, net						2.5
Pre-tax loss						$(10.5)

	Nine Months Ended February 1, 2025 (40 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$404.9	$375.8	$40.2	$—	$(29.9)	$791.0
Transfers between segments	(8.9)	(21.0)	—	—	29.9	—
Net sales to unaffiliated customers	$396.0	$354.8	$40.2	$—	$—	$791.0

Income (loss) from operations	$(14.0)	$63.8	$8.8	$—	$(58.9)	$(0.3)
Interest expense, net						16.5
Other expense, net						2.9
Pre-tax loss						$(19.7)

	Nine Months Ended January 27, 2024 (39 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations /Corporate	Consolidated
Net sales	$461.5	$367.7	$39.7	$2.4	$(34.1)	$837.2
Transfers between segments	(9.2)	(24.8)	(0.1)	—	34.1	—
Net sales to unaffiliated customers	$452.3	$342.9	$39.6	$2.4	$—	$837.2

Income (loss) from operations	$(75.3)	$68.8	$5.4	$(3.0)	$(46.4)	$(50.5)
Interest expense, net						12.2
Other income, net						2.3
Pre-tax loss						$(65.0)

Goodwill impairment	$56.5	$—	$—	$—	$—	$56.5

(in millions)	February 1, 2025	April 27, 2024
Identifiable assets:
Automotive	$592.9	$592.7
Industrial	583.4	604.5
Interface	66.6	67.1
Medical	—	0.2
Eliminations/Corporate	61.7	139.0
Total identifiable assets	$1,304.6	$1,403.5

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

Stockholder Litigation

On August 26, 2024, a putative class action lawsuit on behalf of purchasers of Company common stock between June 23, 2022 and March 6, 2024, inclusive, entitled Marie Salem v. Methode Electronics, Inc. et al. was filed in the U.S. District Court for the Northern District of Illinois against the Company, a former Chief Executive Officer, President and director of the Company and a former Chief Financial Officer of the Company. The complaint alleges, among other things, that the defendants made false and/or misleading statements relating to the Company’s business, operations and prospects, including in respect of the Company’s transition to production of more specialized components for manufacturers of electric vehicles and the Company’s operations at its facility in Monterrey, Mexico, in violation of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, among other things, unspecified money damages along with equitable relief and costs and expenses, including counsel fees and expert fees. Another purported shareholder filed a substantially similar action in the U.S. District Court for the Northern District of Illinois on October 7, 2024 against the same defendants and a former Chief Operating Officer of the Company, in a case entitled City of Cape Coral Municipal General Employees Retirement Plan v. Methode Electronics, Inc., et al. The second securities class action was filed on behalf of a broader putative class of purchasers of Company common stock between December 2, 2021 and March 6, 2024. In addition, two purported shareholders filed derivative lawsuits on November 26, 2024 and February 4, 2025, respectively. The derivative lawsuits were filed on behalf of the Company in the U.S. District Court for the Northern District of Illinois against the current members of the Company’s Board of Directors, as well as certain former directors and executives, alleging that the defendants breached their fiduciary duties by allowing the Company to issue various statements that are alleged to have been false or misleading for the same reasons alleged in the securities class action complaints. The derivative lawsuits are entitled Ray Homsi v. Donald Duda, et al. and Kevin D. Murphy v. Mark D. Schwabero, et al. (collectively with the Salem and City of Cape Coral matters, the “Stockholder Actions”).

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

Components of restructuring and asset impairment charges were as follows:

	Three Months Ended		Nine Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
(in millions)	(13 Weeks)	(13 Weeks)	(40 Weeks)	(39 Weeks)
Employee termination benefits	$—	$—	$0.3	$0.7
Asset impairment charges	—	0.1	0.4	0.7
Total	$—	$0.1	$0.7	$1.4

The table below presents restructuring and asset impairment charges by reportable segment.

	Three Months Ended		Nine Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
(in millions)	(13 Weeks)	(13 Weeks)	(40 Weeks)	(39 Weeks)
Automotive	$—	$—	$0.3	$0.2
Industrial	—	0.1	0.1	0.1
Interface	—	—	—	—
Medical	—	—	—	1.1
Eliminations/Corporate	—	—	0.3	—
Total	$—	$0.1	$0.7	$1.4
Recognized in:
Cost of products sold	$—	$0.1	$0.4	$0.9
Selling and administrative expenses	—	—	0.3	0.5
	$—	$0.1	$0.7	$1.4

The Company’s restructuring liability was $0.0 million and $0.7 million as of February 1, 2025 and April 27, 2024, respectively. Estimates of restructuring costs are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring costs, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals. The Company may take additional restructuring actions in future periods based upon market conditions and industry trends.

Note 14. Related Party Transactions

The Company’s former Interim Chief Financial Officer, David Rawden, is a director of AlixPartners, LLP (“AlixPartners”), a business advisory firm that provided a number of consulting services to the Company. The Company’s former Interim Chief Executive Officer, Kevin Nystrom, is a partner and managing director of AlixPartners. In the three and nine months ended February 1, 2025, the Company recognized $0.9 million and $9.8 million, respectively, of expense for consulting services provided by AlixPartners. As of February 1, 2025, $0.4 million was payable to AlixPartners which was reflected in accounts payable on the condensed consolidated balance sheets. As of April 27, 2024, $1.4 million was payable to AlixPartners which was reflected in other accrued liabilities on the condensed consolidated balance sheets.

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

Additional details and factors are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 27, 2024 and in Part II, Item 1A of this Quarterly Report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. Any forward-looking statements made by us speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

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

Trade Policy/Tariffs

We are exposed to market risk with respect to duties currently assessed on raw materials, component parts and finished goods we import into the U.S. Since February 1, 2025 and up to March 4, 2025, the United States has announced and implemented various tariffs, including 25% tariffs on all products from Canada and Mexico, modifying the steel and aluminum tariffs that were imposed in 2018, and charging reciprocal tariffs against countries that tax or limit markets for U.S. goods.

The current situation is dynamic and we are continuing to assess the full implications of the newly announced tariffs. Given our sizable manufacturing operations in Mexico, China, Europe and Canada, should these enacted tariffs continue, raw materials and finished goods that we import will face higher prices, which could lead to reduced margins or increased prices that could cause decreased customer demand. We continue to monitor similar actions by other countries with which we do business. It is possible other countries may impose retaliatory tariffs on goods imported into their countries from the U.S. We will seek price increases from our customers to offset these incremental costs. If we are unable to obtain price increases, the impact of new or higher tariffs could have a material impact on our results of operations.

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

Global Supply Chain Disruptions

Although we saw improvements in our supply chain in fiscal 2024, including easing of the worldwide semiconductor supply shortage, new supply chain disruptions may occur in the future. In addition, we have experienced, and may continue to experience, business interruptions, including customer shutdowns and increased material and logistics costs and labor shortages. Changes in government regulations in areas including, but not limited to, trade and tariff regulations as noted above, could also increase our costs. We continue to work closely with suppliers and customers to minimize the potential adverse impact from global supply chain disruptions. However, if we are not able to mitigate any direct or indirect supply chain disruptions, this may have a material adverse impact on our financial condition, results of operations and cash flows.

Consolidated Results of Operations

We maintain our financial records on the basis of a 52 or 53-week fiscal year ending on the Saturday closest to April 30. Fiscal 2025 is a 53-week year and fiscal 2024 was a 52-week year. The three months ended February 1, 2025 and January 27, 2024 were 13-week periods, while the nine months ended February 1, 2025 and January 27, 2024, were 40 and 39-week periods, respectively. The following discussions of comparative results among periods should be reviewed in this context.

The table below compares our results of operations between the three and nine months ended February 1, 2025 and the three and nine months ended January 27, 2024:

	Three Months Ended		Nine Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
(in millions)	(13 Weeks)	(13 Weeks)	(40 Weeks)	(39 Weeks)
Net sales	$239.9	$259.5	$791.0	$837.2
Cost of products sold	198.6	222.5	647.2	693.9
Gross profit	41.3	37.0	143.8	143.3
Selling and administrative expenses	37.7	33.9	126.5	119.3
Goodwill impairment	—	—	—	56.5
Amortization of intangibles	5.8	6.1	17.6	18.0
Interest expense, net	5.5	5.0	16.5	12.2
Other expense, net	0.5	2.5	2.9	2.3
Income tax expense	6.2	1.1	14.6	1.0
Net loss	$(14.4)	$(11.6)	$(34.3)	$(66.0)

Net sales

Net sales decreased $19.6 million, or 7.6%, to $239.9 million in the three months ended February 1, 2025, compared to $259.5 million in the three months ended January 27, 2024. Foreign currency translation decreased net sales by $3.3 million. Excluding foreign currency translation, net sales decreased $16.3 million. The decrease was primarily due to lower sales volumes in the Automotive segment, partially offset by higher sales volumes in the Industrial segment.

Net sales decreased $46.2 million, or 5.5%, to $791.0 million in the nine months ended February 1, 2025, compared to $837.2 million in the nine months ended January 27, 2024. Foreign currency translation decreased net sales by $0.7 million. Excluding foreign currency translation, net sales decreased $45.5 million. The decrease was primarily due to lower sales volumes in the Automotive segment, partially offset by higher sales volumes in the Industrial segment.

Cost of products sold

Cost of products sold decreased $23.9 million, or 10.7%, to $198.6 million (82.8% of net sales) in the three months ended February 1, 2025, compared to $222.5 million (85.7% of net sales) in the three months ended January 27, 2024. Foreign currency translation decreased cost of products sold by $2.3 million. Excluding foreign currency translation, cost of products sold decreased $21.6 million. The decrease was primarily due to lower material and freight costs as a result of lower sales volumes.

Cost of products sold decreased $46.7 million, or 6.7%, to $647.2 million (81.8% of net sales) in the nine months ended February 1, 2025, compared to $693.9 million (82.9% of net sales) in the nine months ended January 27, 2024. Foreign currency translation decreased cost of products sold by $0.3 million. Excluding foreign currency translation, cost of products sold decreased $46.4 million. The decrease was primarily due to lower material and freight costs as a result of a decrease in sales volumes, partially offset by higher salary and warranty expense. Restructuring and asset impairment charges included within cost of products sold were $0.4 million in the nine months ended February 1, 2025, compared to $0.9 million in the nine months ended January 27, 2024.

Gross profit margin

Gross profit margin was 17.2% of net sales in the three months ended February 1, 2025, compared to 14.3% of net sales in the three months ended January 27, 2024. Gross profit margin was 18.2% of net sales in the nine months ended February 1, 2025, compared to 17.1% of net sales in the nine months ended January 27, 2024.

The increase in gross profit margin in both periods was primarily a result of product mix from higher sales in the Industrial segment.

Selling and administrative expenses

Selling and administrative expenses increased $3.8 million, or 11.2%, to $37.7 million (15.7% of net sales) in the three months ended February 1, 2025, compared to $33.9 million (13.1% of net sales) in the three months ended January 27, 2024. Excluding foreign currency translation, selling and administrative expenses increased $4.1 million. The increase was due to higher stock-based compensation expense and professional fees. Stock-based compensation expense was higher as the three months ended January 27, 2024 included a $3.6 million expense reversal due to forfeitures in that period. Professional fees in the three months ended February 1, 2025 include $0.9 million for consulting services provided by AlixPartners.

Selling and administrative expenses increased $7.2 million, or 6.0%, to $126.5 million (16.0% of net sales) in the nine months ended February 1, 2025, compared to $119.3 million (14.2% of net sales) in the nine months ended January 27, 2024. Excluding foreign currency translation, selling and administrative expenses increased $7.3 million. The increase was primarily due to higher professional fees and incentive compensation expense, partially offset by lower salary expense. Professional fees in the nine months ended February 1, 2025 include $9.8 million for consulting and interim executive services provided by AlixPartners.

Goodwill impairment

In the nine months ended January 27, 2024, we recognized a goodwill impairment of $56.5 million in the Automotive segment. For further information, see Note 6, “Goodwill and Other Intangible Assets” to the condensed consolidated financial statements included in this Quarterly Report.

Amortization of intangibles

Amortization of intangibles was $5.8 million in the three months ended February 1, 2025, compared to $6.1 million in the three months ended January 27, 2024. Amortization of intangibles was $17.6 million in the nine months ended February 1, 2025, compared to $18.0 million in the nine months ended January 27, 2024.

Interest expense, net

Interest expense, net was $5.5 million in the three months ended February 1, 2025, compared to $5.0 million in the three months ended January 27, 2024. Interest expense, net was $16.5 million in the nine months ended February 1, 2025, compared to $12.2 million in the nine months ended January 27, 2024. The increase in both periods was due to a higher level of borrowings and increased interest rates.

Other expense, net

Other expense, net was $0.5 million in the three months ended February 1, 2025, compared to $2.5 million in the three months ended January 27, 2024. Net foreign exchange loss was $1.3 million in the three months ended February 1, 2025, compared to $2.8 million in the three months ended January 27, 2024. In the three months ended February 1, 2025, we received $0.8 million of international government assistance, compared to $0.2 million in the three months ended January 27, 2024.

Other expense, net was $2.9 million in the nine months ended February 1, 2025, compared to $2.3 million in the nine months ended January 27, 2024. Other expense, net in the nine months ended February 1, 2025 includes a non-cash write-off of $1.2 million of unamortized debt issuance costs. Net foreign exchange loss was $3.6 million in the nine months ended February 1, 2025, compared to $2.2 million in the nine months ended January 27, 2024. In the nine months ended February 1, 2025, we received $1.8 million of international government assistance, compared to $0.3 million in the nine months ended January 27, 2024.

Income tax expense

Income tax expense was $6.2 million (-75.6% effective tax rate) in the three months ended February 1, 2025, compared to $1.1 million (-10.5% effective tax rate) in the three months ended January 27, 2024. Income tax expense was $14.6 million (-74.1% effective tax rate) in the nine months ended February 1, 2025, compared to $1.0 million (-1.5% effective tax rate) in the nine months ended January 27, 2024.

The effective tax rate for the three and nine months ended February 1, 2025 differs from the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for U.S. deferred tax assets and an unfavorable impact from global intangible low-tax income, partially offset by the impact of income derived from foreign operations with lower statutory tax rates. The effective tax rate for the three and nine months ended January 27, 2024 differs from the U.S. federal statutory tax rate of 21% primarily due to income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, partially offset by global intangible low-tax income and non-deductible expenses.

Net loss

Net loss was $14.4 million in the three months ended February 1, 2025, compared to $11.6 million in the three months ended January 27, 2024. Net loss was $34.3 million in the nine months ended February 1, 2025, compared to $66.0 million in the nine months ended January 27, 2024. The net loss was a result of the reasons described above.

Reportable Operating Segments

Automotive

	Three Months Ended		Nine Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
($ in millions)	(13 Weeks)	(13 Weeks)	(40 Weeks)	(39 Weeks)
Net sales
North America	$51.8	$56.7	$187.8	$194.4
Europe, the Middle East & Africa ("EMEA")	55.9	52.0	181.7	153.9
Asia	8.0	31.0	26.5	104.0
Net sales	115.7	139.7	396.0	452.3
Gross profit	$3.0	$4.5	$25.8	$31.4
As a percent of net sales	2.6%	3.2%	6.5%	6.9%
Loss from operations	$(9.0)	$(11.0)	$(14.0)	$(75.3)
As a percent of net sales	(7.8)%	(7.9)%	(3.5)%	(16.6)%

Net sales

Automotive segment net sales decreased $24.0 million, or 17.2%, to $115.7 million in the three months ended February 1, 2025, compared to $139.7 million in the three months ended January 27, 2024. Excluding foreign currency translation, net sales decreased $22.3 million.

Net sales in North America decreased $4.9 million to $51.8 million in the three months ended February 1, 2025, compared to $56.7 million in the three months ended January 27, 2024. The decrease was due to the roll-off of legacy programs, partially offset by new program launches. Net sales in EMEA increased $3.9 million to $55.9 million in the three months ended February 1, 2025, compared to $52.0 million in the three months ended January 27, 2024. Excluding foreign currency translation, net sales in EMEA increased $5.4 million due to new program launches, partially offset by lower sales volumes of sensor products. Net sales in Asia decreased $23.0 million to $8.0 million in the three months ended February 1, 2025, compared to $31.0 million in the three months ended January 27, 2024. Excluding foreign currency translation, net sales in Asia decreased $22.8 million primarily due to a program roll-off.

Automotive segment net sales decreased $56.3 million, or 12.4%, to $396.0 million in the nine months ended February 1, 2025, compared to $452.3 million in the nine months ended January 27, 2024. Excluding foreign currency translation, net sales decreased $55.8 million.

Net sales in North America decreased $6.6 million to $187.8 million in the nine months ended February 1, 2025, compared to $194.4 million in the nine months ended January 27, 2024. The decrease was due to the roll-off of legacy programs, partially offset by new program launches. Net sales in EMEA increased $27.8 million to $181.7 million in the nine months ended February 1, 2025, compared to $153.9 million in the nine months ended January 27, 2024. Excluding foreign currency translation, net sales in EMEA increased $28.2 million due to new program launches, partially offset by lower sales volumes of sensor products. Net sales in Asia decreased $77.5 million to $26.5 million in the nine months ended February 1, 2025, compared to $104.0 million in the nine months ended January 27, 2024. Excluding foreign currency translation, net sales in Asia decreased $77.4 million primarily due to a program roll-off.

Gross profit

Automotive segment gross profit decreased $1.5 million, or 33.3%, to $3.0 million in the three months ended February 1, 2025, compared to $4.5 million in the three months ended January 27, 2024. Excluding foreign currency translation, gross profit decreased $1.1 million. Gross profit margins decreased to 2.6% in the three months ended February 1, 2025, compared to 3.2% in the three months ended January 27, 2024. The decrease in gross profit was primarily due to lower sales volumes in Asia, partially offset by lower freight costs.

Automotive segment gross profit decreased $5.6 million, or 17.8%, to $25.8 million in the nine months ended February 1, 2025, compared to $31.4 million in the nine months ended January 27, 2024. Gross profit margins decreased to 6.5% in the nine months ended February 1, 2025, compared to 6.9% in the nine months ended January 27, 2024. The decrease in gross profit was due to lower sales volumes in Asia and higher salary and warranty expense, partially offset by lower freight costs.

Loss from operations

Automotive segment loss from operations was $9.0 million in the three months ended February 1, 2025, compared to $11.0 million in the three months ended January 27, 2024. The improvement was due to lower selling and administrative expenses, partially offset by lower gross profit. Selling and administrative expenses decreased due to lower compensation expense.

Automotive segment loss from operations was $14.0 million in the nine months ended February 1, 2025, compared to $75.3 million in the nine months ended January 27, 2024. Loss from operations in the nine months ended January 27, 2024, included goodwill impairment of $56.5 million. Excluding goodwill impairment, loss from operations decreased $4.8 million. The improvement was due to lower selling and administrative expenses, partially offset by lower gross profit. Selling and administrative expenses decreased due to lower outbound freight, travel and entertainment expense, compensation expense and professional fees.

Industrial

	Three Months Ended		Nine Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
($ in millions)	(13 Weeks)	(13 Weeks)	(40 Weeks)	(39 Weeks)
Net sales	$111.9	$107.1	$354.8	$342.9
Gross profit	$35.2	$30.3	$106.0	$103.8
As a percent of net sales	31.5%	28.3%	29.9%	30.3%
Income from operations	$22.6	$18.9	$63.8	$68.8
As a percent of net sales	20.2%	17.6%	18.0%	20.1%

Net sales

Industrial segment net sales increased $4.8 million, or 4.5%, to $111.9 million in the three months ended February 1, 2025, compared to $107.1 million in the three months ended January 27, 2024. Excluding foreign currency translation, net sales increased $6.4 million.

Industrial segment net sales increased $11.9 million, or 3.5%, to $354.8 million in the nine months ended February 1, 2025, compared to $342.9 million in the nine months ended January 27, 2024. Excluding foreign currency translation, net sales increased $12.1 million.

The increase in both periods was due to higher sales volumes of power distribution products for data centers, partially offset by lower sales volumes for lighting products in the commercial vehicle and off-road equipment markets.

Gross profit

Industrial segment gross profit increased $4.9 million, or 16.2%, to $35.2 million in the three months ended February 1, 2025, compared to $30.3 million in the three months ended January 27, 2024. Excluding foreign currency translation, gross profit increased $5.5 million. Gross profit margins increased to 31.5% in the three months ended February 1, 2025, compared to 28.3% in the three months ended January 27, 2024. Gross profit improved due to higher sales volumes and lower operating expenses.

Industrial segment gross profit increased $2.2 million, or 2.1%, to $106.0 million in the nine months ended February 1, 2025, compared to $103.8 million in the nine months ended January 27, 2024. Excluding foreign currency translation, gross profit increased $2.5 million. Gross profit improved due to higher sales volumes and lower operating expenses. Gross profit margins decreased to 29.9% in the nine months ended February 1, 2025, compared to 30.3% in the nine months ended January 27, 2024 due to product mix.

Income from operations

Industrial segment income from operations increased $3.7 million, or 19.6%, to $22.6 million in the three months ended February 1, 2025, compared to $18.9 million in the three months ended January 27, 2024. Excluding foreign currency translation, income from operations increased $4.1 million. The increase was primarily due to higher gross profit, partially offset by higher selling and administrative expenses. The increase in selling and administrative expenses was primarily due to higher compensation expense, partially offset by lower legal fees.

Industrial segment income from operations decreased $5.0 million, or 7.3%, to $63.8 million in the nine months ended February 1, 2025, compared to $68.8 million in the nine months ended January 27, 2024. Excluding foreign currency translation, income from operations decreased $4.9 million. The decrease was primarily due to higher selling and administrative expenses, partially offset by higher gross profit. The increase in selling and administrative expenses was primarily due to higher legal fees and compensation expense.

Interface

	Three Months Ended		Nine Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
($ in millions)	(13 Weeks)	(13 Weeks)	(40 Weeks)	(39 Weeks)
Net sales	$12.3	$12.7	$40.2	$39.6
Gross profit	$2.9	$2.2	$10.7	$7.7
As a percent of net sales	23.6%	17.3%	26.6%	19.4%
Income from operations	$2.2	$1.5	$8.8	$5.4
As a percent of net sales	17.9%	11.8%	21.9%	13.6%

Net sales

Interface segment net sales decreased $0.4 million, or 3.1% to $12.3 million in the three months ended February 1, 2025, compared to $12.7 million in the three months ended January 27, 2024. The decrease was primarily due to lower sales volumes of transceivers for servers, partially offset by higher sales volumes for touch panels for appliances.

Interface segment net sales increased $0.6 million, or 1.5%, to $40.2 million in the nine months ended February 1, 2025, compared to $39.6 million in the nine months ended January 27, 2024. The increase was due to higher sales volumes of touch panels for appliances.

Gross profit

Interface segment gross profit increased $0.7 million, or 31.8%, to $2.9 million in the three months ended February 1, 2025, compared to $2.2 million in the three months ended January 27, 2024. Gross profit margins increased to 23.6% in the three months ended February 1, 2025, compared to 17.3% in the three months ended January 27, 2024. The improvement was due to product mix.

Interface segment gross profit increased $3.0 million, or 39.0%, to $10.7 million in the nine months ended February 1, 2025, compared to $7.7 million in the nine months ended January 27, 2024. Gross profit margins increased to 26.6% in the nine months ended February 1, 2025, compared to 19.4% in the nine months ended January 27, 2024. The improvement was primarily due to higher sales volumes and product mix.

Income from operations

Interface segment income from operations increased $0.7 million, or 46.7%, to $2.2 million in the three months ended February 1, 2025, compared to $1.5 million in the three months ended January 27, 2024.

Interface segment income from operations increased $3.4 million, or 63.0%, to $8.8 million in the nine months ended February 1, 2025, compared to $5.4 million in the nine months ended January 27, 2024.

The increase in both periods was primarily due to higher gross profit and slightly lower selling and administrative expenses.

Medical

	Three Months Ended		Nine Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
(in millions)	(13 Weeks)	(13 Weeks)	(40 Weeks)	(39 Weeks)
Net sales	$—	$—	$—	$2.4
Gross profit	$—	$(0.1)	$—	$(0.2)
Loss from operations	$—	$(0.1)	$—	$(3.0)

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

As of February 1, 2025, we had $103.8 million of cash and cash equivalents, of which $71.4 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the payment of dividends and the repayment of intercompany loans, without creating material additional income tax expense.

Repurchases of Common Stock

On March 31, 2021, as subsequently amended on June 16, 2022, the Board of Directors authorized the purchase of up to $200.0 million of our outstanding common stock through June 14, 2024 (the “2021 Buyback Authorization”). On June 13, 2024, the Board of Directors approved a new share buyback authorization, commencing on June 17, 2024, for the purchase of up to $200.0 million of our outstanding common stock through June 17, 2026 (the “2024 Buyback Authorization”). Purchases may be made on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, or in private transactions. Prior to its expiration, a total of 3,553,961 shares were purchased under the 2021 Buyback Authorization at a total cost of $134.6 million. No further shares can be purchased under the 2021 Buyback Authorization. In the three and nine months ended February 1, 2025, zero and 136,000 shares were purchased under the 2021 Buyback Authorization and no shares were purchased under the 2024 Buyback Authorization. As of February 1, 2025, the dollar value of shares that remained available to be purchased under 2024 Buyback Authorization was $200.0 million.

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

Among other things, the Second Amendment (i) reduced the revolving credit commitments under the Credit Agreement from $750 million to $500 million, (ii) granted a security interest in substantially all of the personal property of the Company and our U.S. subsidiaries that are guarantors, including 100% of the equity interests of their respective U.S. subsidiaries and 65% of the equity interests of their respective foreign subsidiaries (or such greater amount to the extent such pledge could not reasonably cause adverse tax consequences), (iii) amended the consolidated interest coverage ratio covenant for each quarter in fiscal year 2025, (iv) amended the consolidated leverage ratio covenant for the quarter ending July 27, 2024 and each subsequent fiscal quarter, (v) amended certain interest rate provisions, (vi) added a requirement to provide monthly financial statements to the lenders through the period ending July 25, 2025, (vii) decreased the general basket exceptions to certain covenants restricting certain Company investments, liens and indebtedness for specified periods of time, (viii) increased, for fiscal year 2025, the general basket exception to a covenant restricting certain Company dispositions of property, (ix) added an “anti-cash hoarding” requirement, applicable during the period from the effective date of the Second Amendment until the earlier to occur of (a) the delivery of financial statements and a compliance certificate for the fiscal quarter ending July 25, 2025 and (b) the delivery of compliance certificates for two consecutive fiscal quarters demonstrating that our consolidated leverage ratio as of the last day of such fiscal quarters was less than 3.00:1.00, that if we have cash on hand (subject to certain exceptions) of more than $65 million for 10 consecutive business days, we shall prepay the indebtedness under the credit facility by the amount of such excess and (x) made certain other changes to the investment, restricted payment and indebtedness baskets. The Credit Agreement, as amended by the First Amendment and the Second Amendment, is referred to herein as the “Amended Credit Agreement.”

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

As of February 1, 2025, the outstanding balance under the revolving credit facility consisted of $285.0 million (€275.0 million) of euro-denominated borrowings and $45.0 million of US denominated borrowings. The Amended Credit Agreement contains various representations and warranties, financial covenants (including covenants requiring us to maintain compliance with a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, in each case as of the end of each fiscal quarter), restrictive and other covenants, and events of default. The covenants in the Amended Credit Agreement include an “anti-cash hoarding” requirement, as discussed above. As of February 1, 2025, we were in compliance with all the covenants in the Amended Credit Agreement. For further information, see Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report.

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

Cash Flows

	Nine Months Ended
(in millions)	February 1, 2025	January 27, 2024
Operating activities:
Net loss	$(34.3)	$(66.0)
Non-cash items	51.0	99.2
Changes in operating assets and liabilities	(25.7)	(10.6)
Net cash (used in) provided by operating activities	(9.0)	22.6
Net cash used in investing activities	(26.7)	(39.0)
Net cash used in financing activities	(16.6)	(15.0)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(5.4)	(2.7)
Decrease in cash and cash equivalents	(57.7)	(34.1)
Cash and cash equivalents at beginning of the period	161.5	157.0
Cash and cash equivalents at end of the period	$103.8	$122.9

Operating activities

Net cash used in operating activities was $9.0 million in the nine months ended February 1, 2025, compared to net cash provided by operating activities of $22.6 million in the nine months ended January 27, 2024. The decrease was due to lower net loss adjusted for non-cash items and higher cash outflows from operating assets and liabilities. The $25.7 million of cash outflows for operating assets and liabilities in the nine months ended February 1, 2025 was primarily due to higher inventory and lower accounts payable, partially offset by lower accounts receivable.

Investing activities

Net cash used in investing activities was $26.7 million in the nine months ended February 1, 2025, compared to $39.0 million in the nine months ended January 27, 2024. Capital expenditures were $32.5 million in the nine months ended February 1, 2025, compared to $41.1 million in the nine months ended January 27, 2024. In the nine months ended February 1, 2025, we received proceeds of $2.7 million from the sale of assets, compared to $1.5 million in the nine months ended January 27, 2024. In the nine months ended February 1, 2025, we received proceeds of $3.1 million from the settlement of a net investment hedge as compared to $0.6 million in the nine months ended January 27, 2024.

Financing activities

Net cash used in financing activities was $16.6 million in the nine months ended February 1, 2025, compared to $15.0 million in the nine months ended January 27, 2024. We paid cash dividends of $15.3 million in the nine months ended February 1, 2025, compared to $15.0 million in the nine months ended January 27, 2024. In the nine months ended February 1, 2025, we had net proceeds from borrowings of $5.8 million, compared to net proceeds from borrowings of $25.7 million in the nine months ended January 27, 2024. In the nine months ended February 1, 2025, we paid $1.8 million of debt issuance costs associated with the Second Amendment. In the nine months ended February 1, 2025, we used $1.6 million of cash for the purchase of shares under the 2021 Buyback Authorization, compared to $10.8 million in the nine months ended January 27, 2024. In the nine months ended January 27, 2024, we paid $10.9 million for the purchase of redeemable noncontrolling interests related to Nordic Lights.

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

There has been no significant change in our exposure to market risk during the nine months ended February 1, 2025. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended April 27, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we performed an evaluation under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s applicable rules and forms. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of February 1, 2025 due to the material weaknesses that were previously reported in our Annual Report on Form 10-K for the year ended April 27, 2024.

Notwithstanding the ineffectiveness of our disclosure controls and procedures due to the material weaknesses in our internal control over financial reporting, we believe there are no material inaccuracies or omissions of material fact in this Quarterly Report, and, to the best of our knowledge, we believe that the condensed consolidated financial statements in this Quarterly Report fairly present in all material aspects our financial condition, results of operations and cash flows in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during the three months ended February 1, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12, “Contingencies” to the condensed consolidated financial statements included in this Quarterly Report for a description of certain of our pending legal proceedings.

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

We are involved in legal proceedings related to various matters, including securities litigation, and may become involved in other legal proceedings, as well as government investigations and inquiries, that arise from time to time in the future. For example, as discussed further in Note 12, “Contingencies” to the unaudited interim condensed consolidated financial statements contained in this Quarterly Report, on August 26, 2024, a purported shareholder of the Company filed a putative class action lawsuit alleging that the Company, its former Chief Executive Officer, and its former Chief Financial Officer violated the federal securities laws by making false and/or misleading statements relating to our business, operations and prospects, including in respect of our transition to production of more specialized components for manufacturers of electric vehicles and our operations at our facility in Monterrey, Mexico. The complaint seeks unspecified money damages along with equitable relief and costs and expenses, including counsel fees and expert fees. Another purported shareholder filed a substantially similar action against the same defendants and a former Chief Operating Officer of the Company on October 7, 2024. In addition, on November 26, 2024 and February 4, 2025, respectively, two purported shareholders filed derivative lawsuits on behalf of the Company against the current members of the Company’s Board of Directors, as well as certain former directors and executives, alleging that the defendants breached their fiduciary duties by allowing the Company to issue various statements that are alleged to have been false or misleading for the same reasons alleged in the securities class action complaints. The Company intends to vigorously defend itself against the allegations but there can be no assurance as to outcome. An unfavorable outcome in this litigation and other legal proceedings may have a material adverse effect on the consolidated financial position, results of operations, cash flows or liquidity of the Company. This type of litigation can also result in substantial costs, and a diversion of management’s attention and resources, which could adversely affect our business, operating results, or financial condition. In addition, the Company received a subpoena from the Securities and Exchange Commission dated November 1, 2024 seeking documents and information relating to, among other things, the Company’s operations in certain foreign countries, and certain financial reporting and accounting relating thereto, compliance with the Foreign Corrupt Practices Act and other anti-corruption laws, and material weaknesses in the Company’s internal control over financial reporting previously reported in its public filings. This request may lead to the assertion of claims or the commencement of legal proceedings against the Company, which in turn may lead to material fines, penalties or other liabilities. The subpoena and similar requests could result in costs to the Company, including the expenditure of financial and managerial resources in connection with responding to the subpoena and related investigation or any other future requests for information or investigations. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover any significant defense costs, settlements, and damages awarded to plaintiffs, or incur substantially higher costs to maintain the same or similar coverage. These factors may make it more difficult to attract and retain qualified executive officers and members of our board of directors.

We operate our business on a global basis and changes to trade policy, including tariffs and customs regulations, could have a material and adverse effect on our business.

We manufacture and sell our products globally and rely on a global supply chain to deliver the required raw materials, components, and parts, as well as the final products to our customers. Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries or geographic regions where we manufacture products, such as Canada, China, Egypt, Europe and Mexico, could have a material adverse effect on our business, financial condition and operating results. The U.S. and Chinese governments have imposed a series of significant incremental retaliatory tariffs to certain imported products. Most notably with respect to the automotive and commercial vehicle industries, the U.S. imposed tariffs on imports of electric vehicles and certain steel, aluminum and automotive components, and China imposed retaliatory tariffs on imports of U.S. vehicles and certain automotive components. The U.S. has also ordered an investigation into the imports of copper, particularly from China. Depending upon their continued duration and potential expansion, these tariffs and other regulatory actions could materially affect our business, including in the form of an increase in cost of goods sold, decreased margins, increased pricing for customers, and reduced sales.

As of March 4, 2025, the U.S. has enacted a 25% tariff on all goods imported from Mexico and Canada, and an additional 20% tariff on goods imported from China. Canada has announced a plan to imminently introduce 25% tariffs on a rolling schedule on a variety of U.S. goods, and Mexico has also indicated that it intends to impose retaliatory tariffs on U.S. goods. We do not know when such tariffs will take effect, how long any of these tariffs will last, or if some products may initially or eventually be subject to a different rate or be exempted. We continue to monitor statements made and actions taken by the U.S. government regarding tariffs on goods imported into the U.S. from Mexico, Canada, and other countries. We continue to also monitor similar actions by other countries with which we do business. It is possible other countries may impose retaliatory tariffs on goods imported into their countries from the U.S.

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

The following table provides information about our purchases of equity securities during the three months ended February 1, 2025.

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the program (in millions)
November 3, 2024 through November 30, 2024	325,816	$9.03	—	$200.0
December 1, 2024 through January 4, 2025	296	$12.73	—	$200.0
January 5, 2025 through February 1, 2025	—	$—	—	$200.0

(1) Represents 326,112 shares of common stock that were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

Item 5. Other Information

During our last fiscal quarter, no director or officer of the Company, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1**	Amendment to Offer Letter dated June 24, 2024 between Methode Electronics, Inc. and John DeGaynor.
10.2**	Amendment to Offer Letter dated August 27, 2024 between Methode Electronics, Inc. and Laura Kowalchik.
10.3**	Settlement Agreement and Release between Methode Electronics, Inc. and Avinash Avula.
10.4**	Separation Agreement between Methode Electronics, Inc. and Andrea J. Barry (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2025).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates that the exhibit is being furnished with this report and not filed as part of it.
**	Management compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Laura Kowalchik
Laura Kowalchik
Chief Financial Officer
(Principal Financial Officer)

Dated:	March 5, 2025