Form 10-K
period 2025-05-03
METHODE ELECTRONICS INC
filed 2025-07-09
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 3, 2025

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

The aggregate market value of common stock held by non-affiliates of the Registrant on November 2, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was $225.7 million, and was based upon the closing price on that date as reported by the New York Stock Exchange.

Registrant had 35,206,813 shares of its common stock outstanding as of June 26, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2025 annual shareholders' meeting to be held on September 17, 2025 are incorporated by reference into Part III of this Form 10-K.

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
•
Impact from production delays or cancelled orders;
•
Changes in global trade policies, including tariffs;
•
Failure to attract and retain qualified personnel;
•
Impact from inflation;
•
Dependence on the availability and price of materials;
•
Dependence on a small number of large customers;
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
•
Ability to manage our debt levels;
•
Ability to comply with restrictions and covenants under our credit agreement;
•
Interest rate changes and variable rate instruments;
•
Timing and magnitude of costs associated with restructuring activities;
•
Recognition of goodwill and other intangible asset impairment charges;
•
Risks associated with inventory;
•
Ability to remediate a material weakness in our internal control over financial reporting;
•
Currency fluctuations;
•
Income tax rate fluctuations;
•
Judgments related to accounting for tax positions;
•
Risks associated with litigation and government inquiries;
•
Risks associated with warranty claims;
•
Impact of changing government regulations;
•
Changing requirements by stakeholders on environmental or social matters;
•
Effects of IT disruptions or cybersecurity incidents;
•
Ability to innovate and keep pace with technological changes; and
•
Ability to protect our intellectual property.

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

Fiscal Year

Our fiscal year ends on the Saturday closest to April 30 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The fiscal year ended May 3, 2025 was a 53-week fiscal year. Fiscal 2024 ended on April 27, 2024 and fiscal 2023 ended on April 29, 2023, and each represented 52 weeks of results.

Operating Segments

Our business is managed, and our financial results are reported, based on the following three segments: Automotive, Industrial and Interface. We reported a fourth segment, Medical, through fiscal 2024. See Note 15, “Segment Information and Geographic Area Information” to the consolidated financial statements in this Annual Report for further information.

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

The Industrial segment manufactures exterior and interior lighting solutions, industrial safety radio remote controls, braided flexible cables, current-carrying laminated busbars and devices, custom power-product assemblies, such as our PowerRail® solution, high-current high-voltage flexible power cabling systems and powder-coated busbars that are used in various markets and applications, including aerospace, commercial vehicles, data centers, industrial equipment, military, power conversion, telecommunications and transportation.

The Interface segment provides a variety of high-speed digital communication over copper media solutions for the data center and broadband markets, and interface panel solutions for the appliance market. Solutions include copper transceivers, distribution point units, and solid-state field-effect consumer touch panels.

The Medical segment was made up of our former medical device business, Dabir Surfaces, with its surface support technology aimed at pressure injury prevention. In the first quarter of fiscal 2024, we made the decision to initiate the discontinuation of Dabir Surfaces. In October 2023, we sold certain assets of the Dabir Surfaces business. See Note 3, “Acquisition and Disposition” to the consolidated financial statements in this Annual Report for more information.

The following table reflects the percentage of net sales by segment for the last three fiscal years.

	Fiscal Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
Automotive	48.6%	53.7%	62.4%
Industrial	46.5%	41.3%	32.6%
Interface	4.9%	4.8%	4.7%
Medical	—%	0.2%	0.3%

Sales and Marketing

The majority of our sales activities are directed by sales managers who are supported by field application engineers and other technical personnel who work with customers to design our products into their systems. Our field application engineers also help us identify emerging markets and new products. Our products are sold through either our in-house sales staff, or through independent sales representatives with offices throughout the world. Information about our sales and operations in different geographic regions is summarized in Note 15, “Segment Information and Geographic Area Information” to the consolidated financial statements in this Annual Report. Sales are made primarily to OEMs, either directly or through their tiered suppliers, as well as to selling partners and distributors.

Sources and Availability of Materials

The principal materials that we purchase include application-specific integrated circuits, capacitors and resistors, coil and bar stock, ferrous and copper alloy sheets, glass, LED displays, plastic molding resins, precious metals, and silicon die castings. All of these items are available from several suppliers, and we generally rely on more than one supplier for each item.

Refer to Item 1A, “Risk Factors” in this Annual Report for risks related to our supply chain.

Intellectual Property

We generally rely on patents, trade secrets, trademarks, licenses, and non-disclosure agreements to protect our intellectual property and proprietary products. We have been granted a number of patents in the U.S., Europe and Asia and have additional domestic and international patent applications pending related to our products. Our existing patents expire on various dates between 2025 and 2045. We seek patents in order to protect our interest in unique and critical products and technologies, including our magneto-elastic torque/force sensing, current sensing, lighting and radio-type products. We do not believe any single patent is material to our business, nor would the expiration or invalidity of any patent have a material adverse effect on our business or our ability to compete.

Seasonality

A significant portion of our business is dependent upon the automotive and commercial vehicle industries. Consequently, our Automotive and Industrial segments may experience seasonal fluctuations based on the sales and the production schedules of our customers.

Customers

During fiscal 2025, our five largest customers accounted for approximately 36% of our consolidated net sales. No customers represented more than 10% of our consolidated net sales. Generally, our supply arrangement for each component part we sell includes a blanket purchase order and production releases. In general, a blanket purchase order is issued for each part as identified by the customer part number. Each blanket purchase order includes standard terms and conditions, including price. Our customers order parts using production releases approved under the relevant blanket purchase order. The production releases include information regarding part quantities and delivery specifications.

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

Research and Development

We maintain a research and development program involving a number of professional employees who devote a majority of their time to the enhancement of existing products and to the development of new products and processes. Research and development costs primarily relate to product engineering and design and development expenses and are classified as a component of costs of products sold on our consolidated statements of operations. Expenditures for such activities amounted to $41.8 million for fiscal 2025, $49.1 million for fiscal 2024 and $35.0 million for fiscal 2023.

Government Regulations

Our worldwide business activities are subject to various laws, rules, and regulations of the United States as well as of foreign governments. Compliance with these laws, rules, and regulations has not had a material effect upon our capital expenditures, results of operations, or competitive position, and we do not currently anticipate material capital expenditures for environmental control facilities. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to international operations, environmental matters, export controls, business acquisitions, consumer and data protection, and employee health and safety, could have a material impact on our business in subsequent periods. Refer to Item 1A, “Risk Factors” in this Annual Report for a discussion of these potential impacts.

Human Capital

At Methode, we truly believe that people are our greatest asset. Our human capital focus will continue to drive an organization dedicated to placing the right talent, with the right capabilities in the right roles to allow us the opportunity to achieve the performance expectations of our shareholders. This philosophy has been reinforced with the appointment of our new President and Chief Executive Officer Jonathan DeGaynor.

As of May 3, 2025, our global workforce totaled approximately 6,500 employees and 800 contractors. Substantially all of our global workforce is employed full time and approximately 95% of these employees and contractors are located outside the U.S. Our U.S. employees are not subject to any collective bargaining agreements although certain international employees are covered by national or local labor agreements.

We are committed to doing business with integrity, teamwork, and performance excellence. Our management team and all our employees are expected to exhibit the principles of fairness, honesty, and integrity in the actions we undertake. Our employees must adhere to our Code of Business Conduct that addresses topics such as anti-corruption, discrimination, harassment, privacy, appropriate use of company assets and protecting confidential information. Our employees participate in annual training on preventing, identifying, reporting, and stopping any type of unlawful discrimination or unethical actions.

Talent Acquisition, Development and Succession Planning

We strive to build an inclusive workforce through investments in talent development and retention strategies. Methode is proud to be an Equal Opportunity Employer committed to providing equal employment opportunities to all qualified applicants and employees. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. When we hire new employees, we focus not just on the skills required for current positions, but the ever-changing complex skills and competencies that will be required as we move forward.

We are revising our global talent review and succession planning process to align our talent plans with the current and future strategies of the business. This will include the identification of key positions, assessment of internal talent and potential successors and plans for talent development.

Inclusivity

At Methode, we strive to maintain an inclusive workforce. We value every member of our workforce and want everyone to feel safe voicing their opinions and concerns.

As highlighted in our Diversity & Inclusion Statement (available on our corporate website), diversity and inclusion are business imperatives that will enable us to build and empower our future global workforce. We embrace the diversity of our employees worldwide, including their unique backgrounds, experiences, thoughts, and talents. We also strive for diversity in leadership, which has the power to drive innovation and to encompass a wide variety of perspectives in company decision-making. In addition to our focus on merit-based hiring and promotional opportunities, we believe that attracting and retaining a diverse workforce through an inclusive environment will make us a more desirable workplace and will lead to improved business performance.

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

Benefits and Compensation

As part of our efforts to attract and motivate our employees, we offer competitive compensation and benefits that may vary by region and employee-type. We provide compensation packages that include base salary/wages, short and long-term incentives and other benefits that we believe are competitive within our industry.

Available Information

Through our internet website at www.methode.com, we make available, free of charge, copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other filings with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed or furnished to the SEC. Our filings are also available on the SEC’s website at www.sec.gov. Also posted on our website, among other documents, are our Corporate Governance Guidelines, Code of Business Conduct, Anti-Corruption Policy, Insider Trading Policy, Conflict Minerals Policy, Supplier Code of Conduct and other governance policies, and the charters of the Audit Committee, Compensation Committee, Executive Committee and Nominating and Governance Committee. Copies of these documents are also available free of charge by sending a request to Methode Electronics, Inc., 8750 West Bryn Mawr Avenue, Suite 1000, Chicago, Illinois 60631, Attention: Investor Relations Department. The references in this Annual Report to our website address or any third party’s website address, including but not limited to the SEC’s website, do not constitute incorporation by reference of the information contained in those websites and should not be considered part of this document unless otherwise expressly stated.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to various risks, including, but not limited to, those set forth below, which could cause actual results to vary materially from recent results or from anticipated future results. These risk factors should be considered together with information included elsewhere in this Annual Report.

Operational and Industry Risks

We are susceptible to trends and factors affecting the automotive, commercial vehicle and construction industries.

We derive a substantial portion of our revenues from customers in the automotive, commercial vehicle and construction industries. Factors negatively affecting these industries also negatively affect our business, financial condition and results of operations. Automotive sales and production are highly cyclical and, in addition to general economic conditions, also depend on other factors, such as consumer confidence and consumer preferences. Any adverse occurrence, including industry slowdowns, recession, rising interest rates, rising fuel costs, political instability, changes in trade policy, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances or work stoppages, that results in a significant decline in sales volumes and mix in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and results of operations.

Our inability, or our customers’ inability, to effectively manage the timing, quality and cost of new program launches could adversely affect our financial performance.

In connection with the awarding of new business, we obligate ourselves to deliver new products that are subject to our customers' timing, performance and quality demands. Additionally, we must effectively coordinate the activities of numerous suppliers and our customers’ personnel in order for the program launches of certain of our products to be successful. Given the complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, our sales related to these new programs generally are dependent upon the timing and success of our customers' introduction of new products. Our inability, or our customers' inability, to effectively manage the timing, quality and costs of these new program launches, or a less commercially successful introduction of our customers’ new products, could adversely affect our financial condition and results of operations.

Over the last several fiscal years, we have booked many EV-related programs. If we are unable to launch new products in a timely and cost-effective manner, or our customers delay the launch of their new programs or significantly reduce new product volumes, our business, financial condition and results of operations could be materially adversely affected.

Changes in EV demand could affect our business.

A significant portion of our business is derived from components for use in EV. Recently, there have been lower-than-anticipated industrywide EV adoption rates, which has led many OEMs across the entire industry to adjust spending, order volumes, and/or product launch timing, or cancel programs altogether to align with the current consumer demand. Electric vehicle adoption may also be impacted by, among other factors: perceptions about EV features, quality, safety, performance, reliability and cost relative to internal combustion engine (“ICE”) vehicles; the drivable range on a EV’s battery; the availability of charging infrastructure; the cost of petroleum-based fuel; and the suspension or uncertainty of government investments and incentives in the EV market and its supporting infrastructure. Additionally, certain of our EV customers are start-up or emerging companies which may present additional and different risks due to a lack of product history, customer funding difficulties, and the generally speculative nature of a yet untested business. If we do not accurately predict, prepare for, and respond to new kinds of market developments and changing customer needs, such as if OEMs cancel, significantly lower production or delay launches of EVs, our business could be materially and adversely impacted.

Certain OEMs have recently deferred or cancelled planned EV programs or reduced production volumes below previously quoted levels often citing softened consumer demand. We are pursuing these customers for price adjustments and other commercial recoveries in view of the pre-production, tooling, engineering, and other upfront costs incurred in anticipation of those programs. If we are unable to secure timely or full compensation from these customers, we may experience production inefficiencies, including underutilized capacity and workforce disruptions. These developments could adversely affect our profitability and operational planning.

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

In addition, we make key decisions based on our estimates of customer requirements, including determining the levels of orders that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements. Changes in demand for our customers’ products may reduce our ability to estimate future customer requirements accurately. This may make it difficult to schedule production and maximize utilization of our manufacturing capacity. Anticipated orders may not materialize leading to lowered take rates for our products and delivery schedules may be deferred as a result of changes in demand for our products or our customers’ products. We often increase staffing and capacity and incur other expenses to meet the anticipated demand of our customers. On occasion, customers may require rapid increases in production, which may stress our resources. Any significant cancellation, decrease or delay in customer orders or take rates could have a material adverse effect on our business, financial condition and results of operations.

We operate our business on a global basis and changes to trade policy, including tariffs and customs regulations, could have a material and adverse effect on our business.

We manufacture and sell our products globally and rely on a global supply chain to deliver the required raw materials, components, and parts, as well as the final products to our customers. Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, export licenses, tariffs or taxes on imports from countries or geographic regions where we manufacture products, such as Canada, China, Egypt, Europe and Mexico, could have a material adverse effect on our business, financial condition and operating results.

In the past few months, the U.S. administration has proposed and imposed extensive tariffs on many countries where we do business including a number of broad, product specific tariffs most notably with respect to the automotive and commercial vehicle industries. While some tariffs have been reduced from their peak numbers, trade tensions continue to be high. We expect that new tariffs may continue to be imposed by the U.S. and retaliatory measures taken by other nations in turn. Depending upon the continued duration and potential expansion of these tariffs, as well as our ability to mitigate their impact, these tariffs and other regulatory actions could materially affect our business, including in the form of an increase in cost of goods sold, decreased margins, increased pricing for customers, disruptions in our supply chain, impaired ability to compete effectively, and reduced sales. If changes in trade policy cause increased prices for vehicles, consumer demand may decline, prompting a reduction in global vehicle production volumes, which is a material driver of our operations, sales and profitability.

Our inability to attract or retain key employees and a highly skilled workforce may have an adverse effect on our business, financial condition and results of operations.

Our success depends upon the continued contributions of our executive officers and other key employees, many of whom have many years of industry experience and could be difficult to replace. If we are unable to retain these executive officers and key employees, our ability to implement our strategic initiatives may be impaired. We must also attract and retain experienced and highly skilled engineering, sales and marketing and managerial personnel. Competition for qualified personnel is intense in our industries, and we may not be successful in hiring and retaining these people. If we lose the services of our executive officers or our other highly qualified and experienced employees and cannot attract and retain other qualified personnel, our business could suffer due to less effective management or less successful products due to a reduced ability to design, manufacture and market our products.

Our business, financial condition and results of operations may be adversely impacted by the effects of inflation.

Inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall cost structure. There have been ongoing significant inflationary trends in the cost of components, materials, labor, freight costs and other expenses. These inflationary pressures have affected wages, the cost and availability of components and materials, and our ability to meet customer demand. Inflation may further exacerbate other risk factors discussed in this Annual Report, including customer demand, supply chain disruptions, availability of financing sources, the impact of tariffs, risks of international operations and the recruitment and retention of talent. Although we have taken actions to mitigate the impact of inflation, including commercial negotiations with our customers and suppliers, these actions have not historically and may not in the future fully offset our cost increases.

We are dependent on the availability and price of raw materials.

We require substantial amounts of materials, including application-specific integrated circuits, coil and bar stock, ferrous and copper alloy sheets, extrusions, glass, LED displays, plastic molding resins, precious metals, silicon die castings and wire. The availability and prices of materials may be subject to curtailment or change due to, among other things, inflation, new laws or regulations, suppliers’ allocations to other purchasers, supply chain disruptions, changes in exchange rates and worldwide price levels. Any change in the availability of, lead times for, or price of, these materials could materially adversely affect our business, financial condition and results of operations.

The loss or insolvency of our major customers, or a significant decline in the volume of products purchased by these customers, would adversely affect our future results.

Our five largest customers accounted for approximately 36% of our consolidated net sales in fiscal 2025. In certain cases, the sales to these customers are concentrated in a single product. The arrangements with our major customers generally provide for supplying their requirements for particular models, rather than for manufacturing a specific quantity of products. Such supply arrangements cover a period from one year to the life of the model, which is generally three to seven years. The loss of our major customers, or a decline in the production levels of these customers or particular models, could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows. We also compete to supply products for successor models for our major customers and are subject to the risk that the customer will not select us to produce products on any such successor model, which could have a material adverse impact on our financial condition, operating results and cash flows. For example, a significant program for a major EV customer rolled-off in fiscal 2024 and a major automotive center console program rolled-off in fiscal 2025.

The inability of our supply chain, or the supply chain of our customers, to deliver key components could materially adversely affect our business, financial condition and results of operations and cause us to incur significant cost increases.

We have experienced and may in the future experience supplier price increases that could negatively affect our business, financial condition and results of operations. The price increases are often driven by raw material pricing and availability, component or part availability, manufacturing capacity, industry allocations, logistics capacity, tariff or other trade barriers, military conflicts, natural disasters or pandemics, and significant changes in the financial or business condition of our suppliers.

Our products contain a significant number of components that we source globally. If our supply chain fails to deliver products to us, or to our customers, in sufficient quality and quantity on a timely basis, we will be challenged to meet our production schedules or could incur significant additional expenses for expedited freight and other related costs. Similarly, many of our customers are dependent on an ever-greater number of global suppliers to manufacture their products. These global supply chains have been, and may continue to be, adversely impacted by events outside of our control, including macroeconomic events, tariffs and trade restrictions, economic recessions, energy prices and availability, political crises, labor relations issues, liquidity constraints, or natural occurrences. Any significant disruptions to such supply chains could materially adversely affect our business, financial condition and results of operations.

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

Sales to customers outside of the U.S. represented a substantial portion of our fiscal 2025 net sales. We expect our net sales in international markets to continue to represent a significant portion of our consolidated net sales. In addition, we have significant personnel, property, equipment and operations in a number of countries outside of the U.S., including Belgium, Canada, China, Egypt, Finland, India, Malta, Mexico and the United Kingdom. As of May 3, 2025, approximately 95% of our employees were located outside of the U.S. Our international operations subject us to a variety of political, economic, social and other risks, including:

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

War, terrorism, geopolitical uncertainties (including the current military conflicts between Russia and Ukraine, tensions in the Middle East and rising international trade disputes), public health emergencies, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, and customers. Our business operations could be subject to interruption by power shortages, terrorist attacks and other hostile acts, labor disputes, population lockdowns and other events beyond our control. Such events could decrease demand for our products or make it difficult or impossible for us to produce and deliver products to our customers, or to receive components from our suppliers. Should major public health issues, including pandemics, arise or worsen, we could be negatively affected by shutdowns, shelter in place orders, more stringent travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, and disruptions in the operations of our manufacturing partners and component suppliers. Any such business interruptions could materially affect our business, financial condition and results of operations.

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

Certain of our customers have exerted and continue to exert considerable pressure on us to reduce prices and costs, improve quality, provide additional supplemental information, and provide additional design and engineering capabilities. We may be unable to generate sufficient production cost savings in the future to offset required price reductions and increased requirements and administrative burden. Future price reductions, increased quality and other requirements and the cost of adding additional engineering capabilities may reduce our profitability and have a material adverse effect on our business, financial condition and results of operations. These factors also create challenges in developing accurate internal forecasts or financial models that we use as a basis for making strategic, operational and capital allocation decisions, and our inability to accurately forecast future financial results may create inefficiencies and have an adverse effect on our business.

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

We receive OEM purchase orders for specific components supplied for particular vehicles. In most instances, our OEM customers agree to purchase their requirements for specific products but are not required to purchase any minimum amount of products from us. The arrangements we have entered into with most of our customers have terms ranging from one year to the life of the model (usually three to seven years), although customers often reserve the right to terminate for convenience. Therefore, a significant decrease in demand for certain key models or group of related models sold by any of our major customers or the ability of a manufacturer to re-source and discontinue purchasing from us, for a particular model or group of models, could have a material adverse effect on us. For example, a significant program for a major EV customer rolled-off in fiscal 2024 and a major automotive center console program rolled-off in fiscal 2025. To the extent that we do not maintain our existing level of business with our largest customers because of a decline in their production requirements or because the contracts expire or are terminated for convenience, we will need to attract new customers or win new business with existing customers, or our results of operations and financial condition will be adversely affected.

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

We have completed acquisitions and divestitures in the past and we may seek other acquisitions to grow our businesses and may divest operations to focus on our core businesses. We may fail to derive significant benefits from such transactions. Also, if we fail to achieve sufficient financial performance from an acquisition, certain long-lived assets, such as property, plant and equipment and intangible assets, could become impaired and result in the recognition of an impairment loss. The success of our acquisitions depends on our ability to:

•
integrate or consolidate the acquired operations into our existing businesses;
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

Our primary sources of liquidity are cash generated from operations and availability under our $400 million revolving credit facility. As of May 3, 2025, $319.4 million was outstanding under the revolving credit facility. Our senior secured credit agreement provides for variable rates of interest based on, among other things, the currency of the borrowing and our consolidated leverage ratio and contains customary representations and warranties, financial covenants, restrictive covenants and events of default. The obligations under our senior secured credit agreement are secured by a lien on substantially all of our personal property and our U.S. subsidiaries that are guarantors, including 100% of the equity interests of their respective U.S. subsidiaries and 65% of the equity interests of their respective foreign subsidiaries (or such greater amount to the extent such pledge could not reasonably cause adverse tax consequences).

Our senior secured credit agreement imposes various restrictions and covenants regarding the operation of our business, including covenants that require us to obtain the lenders’ consent before we can, among other things and subject to certain exceptions: (i) incur additional indebtedness or additional liens on our property; (ii) consummate certain acquisitions, dispositions, mergers or consolidations; (iii) make any material change in the nature of our business; (iv) enter into certain transactions with our affiliates; or (v) repurchase or redeem any outstanding shares of our common stock or pay cash dividends to our stockholders in excess of certain amounts or when a default exists or certain financial covenants are not maintained. Our senior secured credit agreement also imposes various other restrictions and covenants (including covenants requiring us to maintain compliance with a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, in each case as of the end of each fiscal quarter of the Company). In addition, our senior secured credit agreement includes an “anti-cash hoarding” requirement, which provides that if we have cash on hand in the U.S. (subject to certain exceptions) of more than $65 million for 10 consecutive business days, we shall prepay the indebtedness under our senior secured credit agreement by the amount of such excess. These restrictions and covenants could (1) limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans and (2) adversely affect our liquidity and ability to finance our operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that may be in our interest.

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

Any breach or violation of any of the covenants or other restrictions in our senior secured credit agreement, or any other debt arrangement, could result in an event of default and give the lenders thereunder the right to accelerate the indebtedness thereunder or exercise other remedies that could have a material adverse effect on our liquidity and our business, financial condition and results of operations.

We cannot assure you that we will not breach or violate in the future any of the covenants or other restrictions in our senior secured credit agreement or in any other debt arrangement, or that we will be able to obtain waivers from the lenders or amend the covenants or other restrictions if needed or desirable. As of May 3, 2025, we were not in compliance with both the consolidated leverage ratio and consolidated interest coverage ratio covenants contained in the then-current version of the credit agreement for our revolving credit facility. Although we were able to enter into an amendment on July 7, 2025 that, among other things, waived any default or event of default that may have occurred due to the non-compliance with such consolidated leverage ratio and consolidated interest coverage ratio covenants for the quarter ended May 3, 2025, there can be no assurance that we would be able to negotiate waivers or amendments for any future actual or potential covenant breaches. In addition, any such future waivers or amendments could cause us to incur significant costs, fees and expenses.

Our failure to comply with the covenants or other restrictions contained in our senior secured credit agreement, or in any other debt arrangement, could result in an event of default. In the event of a default, the holders of our indebtedness could elect to declare such indebtedness to be due and payable and/or elect to exercise other rights, such as the lenders under our senior secured credit agreement terminating their commitments thereunder or instituting foreclosure proceedings against their collateral, any of which could have a material adverse effect on our liquidity and our business, financial condition and results of operations. If any such acceleration or foreclosure action occurs, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase.

Borrowings under our senior secured credit agreement are at variable rates of interest and expose us to interest rate risk. If interest rates continue to increase, our debt service obligations on any variable rate indebtedness could increase even if the amount borrowed remained the same, which could adversely impact our results of operations. In order to manage our exposure to interest rate risk, we have at times entered into, and may continue to enter into, derivative financial instruments, typically interest rate swaps, involving the exchange of floating for fixed rate interest payments. If we are unable to enter into interest rate swaps, it may adversely impact our results of operations, and, even if we use these instruments to selectively manage risks, there can be no assurance that we will be fully protected against material interest rate fluctuations.

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

We have risks associated with inventory.

Our business requires us to manage inventory effectively. We depend on non-binding customer forecasts of demand to make purchasing decisions and to manage our inventory. Customer commitments are often significantly shorter than lead times necessary to procure the raw materials, components, and consumables needed to manufacture our products. Demand for products, however, can change significantly between the time inventory or components are ordered and consumed. If we fail to manage our inventory effectively, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs, which could have a material impact on our business, financial condition and results of operations. In fiscal 2025, we recorded inventory obsolescence charges of $20.4 million.

If we fail to maintain proper and effective internal controls over financial reporting, our financial results may not be accurately reported.

As disclosed in Item 9A, “Controls and Procedures,” of this Annual Report, in fiscal 2024, we identified three material weaknesses in our internal control over financial reporting related to information technology general controls, goodwill impairment and application of GAAP to non-routine events and conditions. These material weaknesses were remediated in fiscal 2025. However, we cannot provide assurances that the remediated material weaknesses will not reoccur, or that a new material weakness will not occur in the future. The existence of any material weakness could require management to devote significant time and incur significant expense to remediate any such material weakness and management may not be able to remediate any such material weakness in a timely manner. If such material weakness is not remediated effectively or in a sufficient amount time, this could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, financial condition and results of operations.

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

Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally, or the interpretation or application thereof. From time to time, the U.S. federal, state, and foreign governments enact legislation that could increase our effective tax rate or the effective tax rates of our consolidated affiliates. We cannot determine whether, or in what form, future tax legislation will ultimately be enacted or what impact any such legislation could have on our profitability, and we will continue to monitor any such legislation.

Our future effective tax rates could also be adversely affected by changes in the valuation of our deferred tax assets and liabilities, changes in the mix of earnings in countries with differing statutory tax rates, the ultimate repatriation of earnings from foreign subsidiaries to the U.S., or by changes in tax laws, treaties, regulations, accounting principles or interpretations thereof in one or more countries in which we operate. In addition, we are subject to the potential examination of our income tax returns by the Internal Revenue Service and other tax authorities in jurisdictions where we file tax returns. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that such examinations will not have a material adverse effect on our business, financial condition and results of operations.

Further, the Organization for Economic Co-operation and Development (“OECD”) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 that were effective for us in fiscal 2025 and other aspects which will be effective in fiscal 2026. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. Although we do not expect Pillar 2 to have a material impact on our effective tax rate or our consolidated results of operations, financial position, and cash flows at this time, certain implementation details have yet to be developed, and the enactment of certain of these changes has not yet taken effect in all jurisdictions in which we operate. As a result, these changes may have adverse consequences for us, may increase our compliance costs, and may increase the amount of tax we are required to pay in certain jurisdictions.

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

Legal, Regulatory and Compliance Risks

We are, and in the future may be, subject to securities class action and other litigation, as well as government investigations and inquiries, which may harm our business and results of operations.

We are involved in legal proceedings and government investigations related to various matters, including securities litigation, and may become involved in other legal proceedings, as well as government investigations and inquiries, that arise from time to time in the future. For example, as discussed further in Note 12, “Commitments and Contingencies” to the consolidated financial statements contained in this Annual Report, on August 26, 2024, a purported shareholder of the Company filed a putative class action lawsuit alleging that the Company, its former Chief Executive Officer, and its former Chief Financial Officer violated the federal securities laws by making false and/or misleading statements relating to our business, operations and prospects, including in respect of our transition to production of more specialized components for manufacturers of electric vehicles and our operations at our facility in Monterrey, Mexico. The complaint seeks unspecified money damages along with equitable relief and costs and expenses, including counsel fees and expert fees. Another purported shareholder filed a substantially similar action against the same defendants and a former Chief Operating Officer of the Company on October 7, 2024. In addition, on November 26, 2024 and February 4, 2025, respectively, two purported shareholders filed derivative lawsuits on behalf of the Company against the current members of the Company’s Board of Directors, as well as certain former directors and executives, alleging that the defendants breached their fiduciary duties by allowing the Company to issue various statements that are alleged to have been false or misleading for the same reasons alleged in the securities class action complaints. We intend to vigorously defend ourselves against the allegations but there can be no assurance as to outcome. An unfavorable outcome in this litigation and other legal proceedings may have a material adverse effect on our consolidated financial position, results of operations, cash flows or liquidity. This type of litigation can also result in substantial costs, and a diversion of management’s attention and resources, which could adversely affect our business, operating results, or financial condition.

In addition, we received subpoenas from the SEC dated November 1, 2024 and March 12, 2025 seeking documents and information relating to, among other things, our operations in certain foreign countries, and certain financial reporting and accounting relating thereto, compliance with the Foreign Corrupt Practices Act and other anti-corruption laws, material weaknesses in the Company’s internal control over financial reporting previously reported in its public filings, deficiencies and significant deficiencies in the Company’s internal control over financial reporting, accounting and finance policies and procedures and other accounting and finance matters including new business bookings, certain financial metrics and performance indicators, performance relative to targets and guidance for certain periods, executive compensation policies and amounts, hotline tips and complaints, and terminations or resignations of company executives. These requests may lead to the assertion of claims or the commencement of legal proceedings against the Company, which in turn may lead to material fines, penalties or other liabilities. The subpoenas and similar requests have resulted and could result in future costs to the Company, including the expenditure of financial and managerial resources in connection with responding to the subpoena and related investigation or any other future requests for information or investigations. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover any significant defense costs, settlements, and damages awarded to plaintiffs, or incur substantially higher costs to maintain the same or similar coverage. These factors may make it more difficult to attract and retain qualified executive officers and members of our board of directors.

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

We are subject to government regulations, including EHS laws and regulations, that expose us to potential financial liability.

Our operations are regulated by a number of federal, state, local and international government regulations, including those pertaining to EHS that govern, among other things, air and water emissions, worker protection, and the handling, storage and disposal of hazardous materials. If we violate EHS laws and regulations, we could be liable for substantial fines, penalties, and costs of mandated remedial actions. Our environmental permits could also be revoked or modified, which could require us to cease or limit production at one or more of our facilities, thereby materially adversely affecting our business, financial condition and results of operations. EHS laws and regulations have generally become more stringent over time in many jurisdictions and could continue to do so, particularly in response to climate change concerns, imposing greater compliance costs and increasing risks and penalties associated with any violation, which also could materially adversely affect our business, financial condition and results of operations.

An emphasis on environmental matters by various stakeholders could adversely impact our business and results of operations.

Increased public awareness regarding environmental risks may result in more legal or customer requirements, or industry standards to reduce or mitigate environmental risks. These requirements, regulations or standards could mandate more restrictive requirements or reporting. If environmental regulations or industry standards are either changed or adopted and impose significant operational restrictions, costs, and compliance requirements upon us, our operations, our products or our customers, or if our operations are disrupted due to physical impacts of environmental change, our business, financial condition and results of operations could be materially adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We depend on information systems and technology in substantially all aspects of our business, including running our manufacturing operations and communicating among our employees, suppliers and customers. Such uses of information systems and technology give rise to cybersecurity risks, including risk of system disruption, security breach, ransomware, theft, espionage and inadvertent release of information. We have a risk-based cybersecurity program, dedicated to protecting our data and information technology systems. These cybersecurity threats and related risks make it imperative that we remain vigilant and apprised of developments in the information security field, and we expend considerable resources on cybersecurity. With Board of Directors and Audit Committee oversight, we assess and manage the material risks associated with cybersecurity as part of our risk management process.

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

Governance

Our Board of Directors, as a whole, has oversight responsibility for our strategic and operational risks, including cybersecurity. The Board of Directors is responsible for regularly reviewing with management our cybersecurity practices and policies. As part of its oversight role, the Board of Directors receives regular reporting about our strategy, programs, incidents and threats, and other developments and action items related to cybersecurity regularly throughout the year, including through quarterly updates from the Chief Information Officer (“CIO”) who is also our Chief Information Security Officer (“CISO”).

Our cybersecurity program and related initiatives are managed by the CIO/CISO, and our IT team is responsible for enterprise-wide informational technology, coordinating with various functions and business groups to ensure they are following best practices.

Our CIO/CISO, who has more than 25 years of experience in technology and information security risk management across a number of organizations, is responsible for overseeing the risks related to cybersecurity. He is responsible for cybersecurity incident preparedness, approving cybersecurity processes, reviewing security assessments and other security-related reports, and providing senior leadership with regular updates on cybersecurity-related matters.

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

In the event of a suspected incident, we intend to follow our incident response plan, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying the CIO/CISO and functional areas (e.g. legal) as appropriate. The CIO/CISO will make any required communications to the Chief Executive Officer (CEO) and other senior leadership, with the CIO/CISO making any required communications to the Board and Audit Committee. Our CEO, Chief Financial Officer, General Counsel and CIO/CISO are responsible for assessing such incidents for materiality, ensuring that any required notification, disclosure or communication occurs and determining, among other things, whether any prohibition on the trading of our common stock by insiders should be imposed prior to the disclosure of information about a material cybersecurity event.

Item 2. Properties

Our corporate headquarters is located in Chicago, Illinois. As of May 3, 2025, we leased or owned 31 operating facilities. We believe our facilities are in good condition and adequate to meet our current and reasonably anticipated future needs. The following table provides details regarding our significant properties as of May 3, 2025:

Location	Segment(s)	Use	Owned/ Leased	Approximate Square Footage
Lontzen, Belgium	Automotive and Industrial	Manufacturing and Warehousing	Owned	135,500
Dongguan, China	Automotive and Industrial	Manufacturing	Leased	324,000
Shanghai, China	Automotive and Industrial	Manufacturing	Leased	50,000
Suzhou, China	Automotive and Industrial	Manufacturing	Leased	376,000
Cairo, Egypt	Automotive and Industrial	Manufacturing	Leased	330,000
Chicago, Illinois	Other	Corporate Headquarters	Leased	24,000
McAllen, Texas	Automotive, Industrial and Interface	Warehousing	Leased	230,000
Mriehel, Malta	Automotive and Industrial	Manufacturing	Leased	383,000
Monterrey, Mexico	Automotive, Industrial and Interface	Manufacturing	Leased	379,000
Santa Catarina Nuevo Léon, Mexico	Automotive	Manufacturing	Leased	158,000

Item 3. Legal Proceedings

From time to time, we have and may become involved in various litigation matters, including administrative proceedings, regulatory proceedings, environmental matters, and commercial disputes. See Note 12, “Commitments and Contingencies” to the consolidated financial statements in this Annual Report for a description of certain of our pending legal proceedings. The impact and outcome of litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that could harm our business.

Item 4. Mine Safety Disclosures

Not applicable.

Supplementary Item: Information about our Executive Officers

Name	Age	Offices and Positions Held and Length of Service as Officer
Jonathan B. DeGaynor	59	President and Chief Executive Officer of the Company since July 2024; prior thereto, served as President and Chief Executive Officer of Stoneridge, Inc. from 2015 to 2023.
Laura Kowalchik	56

Chief Financial Officer of the Company since October 2024; prior thereto, served as Chief Financial Officer of Communications & Power Industries from 2023 to 2024 and Chief Financial Officer of Dayco Products, LLC from 2019 to 2023.

John T. Erwin	57

Chief Procurement and EHS Officer of the Company since March 2025 and previously Chief Procurement Officer since July 2024; served in several roles at Guardian Industries, most recently as Global Vice President of Strategic Sourcing & Procurement from 2020 to 2021.

Lars Ullrich	54

Senior Vice President, Global Automotive Business of the Company since December 2024; prior thereto, served as Head of Region Americas and Chief Business Officer for Larsen and Toubro Semiconductor Technologies from February 2024 to November 2024 and Senior Vice President at Infineon Technologies Americas from 2019 to 2024.

Kerry A. Vyverberg	56	General Counsel of the Company since June 2022 and previously Vice President Legal Affairs of the Company since February 2021; prior thereto, Of Counsel to the law firm Locke Lord LLP.

All executive officers are elected by the Board of Directors and serve a term of one year or until their successors are duly elected and qualified.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “MEI”. As of June 26, 2025, we had 324 holders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts held by banks, brokers and other nominees.

Dividends

While we currently expect that quarterly cash dividends will continue to be paid in the future, such payments are at the discretion of our Board of Directors and will depend upon many factors, including our results of operations, liquidity position and compliance with debt covenants.

Issuer Purchases of Equity Securities

In June 2024, the Board of Directors approved a share buyback authorization for the purchase of up to $200.0 million of our outstanding common stock through June 17, 2026 (the “2024 Buyback Authorization”). Purchases under the 2024 Buyback Authorization may be made on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, or in private transactions. We have not made any purchases under the 2024 Buyback Authorization.

The following table provides information about our purchases of equity securities during the three months ended May 3, 2025:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the program (in millions)
February 2, 2025 through March 1, 2025	27,784	$10.80	—	$200.0
March 2, 2025 through April 5, 2025	63,799	$6.55	—	$200.0
April 6, 2025 through May 3, 2025	13,445	$6.27	—	$200.0

[1] Represents 105,028 shares of common stock that were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report for certain information relating to our equity compensation plans.

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning May 2, 2020 to May 3, 2025, as compared with that of the Russell 2000 Index, our current peer group (“Fiscal 2025 Peer Group”), and our previous per group (“Fiscal 2024 Peer Group”). Three companies were removed from the Fiscal 2024 Peer Group and replaced with three companies that align more closely to Methode in terms of revenue size and type of business. We have assumed that dividends have been reinvested and that $100 was invested on May 2, 2020. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

Company/Index	May 2, 2020	May 1, 2021	April 30, 2022	April 29, 2023	April 27, 2024	May 3, 2025
Methode Electronics, Inc.	$100.00	$159.46	$160.30	$149.37	$45.77	$26.53
Russell 2000 Index	100.00	181.87	151.19	145.68	167.42	171.33
Fiscal 2025 Peer Group	100.00	164.01	157.18	163.60	204.43	209.16
Fiscal 2024 Peer Group	100.00	170.77	157.95	168.72	186.76	188.18

The Fiscal 2025 Peer Group consists of the following fifteen public companies:

Belden Inc.	Franklin Electric Co., Inc.	Modine Manufacturing Company
Benchmark Electronics, Inc.	Gentherm Incorporated	OSI Systems, Inc.
Cooper-Standard Holdings Inc.	Kimball Electronics, Inc.	Rogers Corporation
CTS Corporation	Knowles Corporation	Stoneridge, Inc.
Fabrinet	Littelfuse, Inc.	TTM Technologies, Inc.

The Fiscal 2024 Peer Group consists of the following fifteen public companies:

Belden Inc.	Franklin Electric Co., Inc.	Patrick Industries, Inc.
Benchmark Electronics, Inc.	Gentherm Incorporated	Rogers Corporation
Cooper-Standard Holdings Inc.	LCI Industries	Stoneridge, Inc.
CTS Corporation	Littelfuse, Inc.	TTM Technologies, Inc.
Fabrinet	OSI Systems, Inc.	Visteon Corporation

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

Our solutions are found in the end markets of transportation (including automotive, commercial vehicle, e-bike, aerospace, bus and rail), cloud computing infrastructure, construction equipment and consumer appliance. Our business is managed on a segment basis, with those segments being Automotive, Industrial and Interface. We reported a fourth segment, Medical, through fiscal 2024. For more information regarding the business and products of these segments, see Item 1, “Business” of this Annual Report.

Trends Affecting Our Business

The following trends significantly have and may continue to impact our business, financial condition and results of operations. See the risk factors identified under Item 1A, “Risk Factors” of this Annual Report for more information.

Trade Policy/Tariffs

We are exposed to market risk with respect to duties currently assessed on raw materials, component parts and finished goods we import into the U.S. Since February 1, 2025 and up to the date of this Annual Report, the U.S. has announced and implemented various tariffs, including:

•
25% tariff on imports of automobiles and certain automobile parts into the U.S. from all countries. Automobile parts that meet specific rules of origin under the United States-Mexico-Canada Agreement (“USMCA”) are currently exempt, however it is possible that this exemption may be modified to only include the portion of U.S. content in the automobile part.
•
50% tariff on imports of steel and certain steel derivatives into the U.S.
•
25% tariff on imports of aluminum and certain aluminum derivatives into the U.S.
•
Reciprocal tariffs on most imports (currently 10% for most countries).
•
Incremental 20% tariff on all imports from China into the U.S.

Although the U.S. tariffs did not have a material impact on our operating performance in fiscal 2025, the current situation is dynamic and we are continuing to assess the full implications of the changing international trade environment. Given our sizable manufacturing operations in Mexico, China, Europe and Canada, should these tariffs persist or expand, raw materials and finished goods that we import will face higher prices, which could lead to reduced margins or increased prices that could, in turn, cause decreased customer demand. We continue to monitor similar actions by other countries with which we do business. Other countries have and may continue to impose retaliatory tariffs on goods imported into their countries from the U.S. We will seek price increases from our customers to offset these incremental costs. To the extent that we are unable to obtain price increases, the impact of new or higher tariffs could have a material impact on our results of operations.

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

Global Supply Chain Disruptions

Although we saw improvements in our supply chain in fiscal 2025, including easing of the worldwide semiconductor supply shortage, new supply chain disruptions may occur in the future. In addition, we have experienced, and may continue to experience, business interruptions, including customer shutdowns and increased material and logistics costs and labor shortages. Changes in government regulations in areas including, but not limited to, trade and tariff regulations as noted above, could also increase our costs. We continue to work closely with suppliers and customers to minimize the potential adverse impact from global supply chain disruptions. However, if we are not able to mitigate any direct or indirect supply chain disruptions, this may have a material adverse impact on our financial condition, results of operations and cash flows.

Consolidated Results of Operations

A detailed comparison of our results of operations between fiscal 2024 and fiscal 2023 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2024 Annual Report on Form 10-K filed with the SEC on July 11, 2024

The table below compares our results of operations between fiscal 2025 and fiscal 2024:

	Fiscal Year Ended
	May 3, 2025	April 27, 2024
(in millions)	(53 Weeks)	(52 Weeks)
Net sales	$1,048.1	$1,114.5
Cost of products sold	884.7	935.7
Gross profit	163.4	178.8
Selling and administrative expenses	163.9	160.9
Goodwill impairment	—	105.9
Amortization of intangibles	23.4	24.0
Interest expense, net	22.0	16.7
Other expense (income), net	4.2	(0.6)
Income tax expense (benefit)	12.5	(4.8)
Net loss	$(62.6)	$(123.3)

Net sales

Net sales decreased $66.4 million, or 6.0%, to $1,048.1 million in fiscal 2025, compared to $1,114.5 million in fiscal 2024. The decrease was primarily due to lower sales in the Automotive segment and unfavorable foreign currency translation of $0.7 million, partially offset by higher sales in the Industrial segment. Excluding the impact of foreign currency translation, net sales decreased $65.7 million, or 5.9%.

Cost of products sold

Cost of products sold decreased $51.0 million, or 5.5%, to $884.7 million (84.4% of net sales) in fiscal 2025, compared to $935.7 million (84.0% of net sales) in fiscal 2024. Foreign currency translation decreased cost of products sold by $0.3 million. Excluding foreign currency translation, cost of products sold decreased $51.3 million. The decrease was primarily due to lower material and freight costs as a result of a decrease in sales volumes, lower premium freight and lower restructuring costs, partially offset by higher inventory obsolescence expense of $10.0 million. Restructuring and impairment charges included within cost of products sold were $1.1 million in fiscal 2025, compared to $1.7 million in fiscal 2024.

Gross profit margin

Gross profit margin was 15.6% of net sales in fiscal 2025, compared to 16.0% of net sales in fiscal 2024. The decrease in gross profit margin was primarily a result of higher inventory obsolescence expense, partially offset by favorable product mix from higher sales in the Industrial segment.

Selling and administrative expenses

Selling and administrative expenses increased $3.0 million, or 1.9%, to $163.9 million (15.6% of net sales) in fiscal 2025, compared to $160.9 million (14.4% of net sales) in fiscal 2024. Excluding foreign currency translation, selling and administrative expenses increased $3.1 million. The increase was primarily due to higher professional fees and stock-based compensation expense, partially offset by lower cash incentive compensation and salary expense and lower restructuring costs. Professional fees in fiscal 2025 include $9.8 million for consulting and interim executive services provided by AlixPartners. Stock-based compensation expense was higher due to a $3.6 million reversal of expense due to forfeitures in fiscal 2024 as well as new awards in fiscal 2025. Restructuring and impairment charges included within selling and administrative expenses were $1.6 million in fiscal 2025, compared to $2.0 million in fiscal 2024.

Goodwill impairment

In fiscal 2024, we recognized goodwill impairment of $105.9 million in the Automotive segment. For further information, see Note 6, “Goodwill and Other Intangible Assets” to the consolidated financial statements included in this Annual Report.

Amortization of intangibles

Amortization of intangibles decreased $0.6 million, or 2.5%, to $23.4 million in fiscal 2025, compared to $24.0 million in fiscal 2024. The decrease was a result of fully amortizing a portion of intangible assets.

Interest expense, net

Interest expense, net was $22.0 million in fiscal 2025, compared to $16.7 million in fiscal 2024. The increase was due to higher borrowing rates.

Other expense (income), net

Other expense, net was $4.2 million in fiscal 2025, compared to other income, net of $0.6 million in fiscal 2024. The decrease was due to higher foreign exchange losses and lower net gains on sale of assets, partially offset by higher international government assistance.

Net foreign exchange loss was $5.5 million in fiscal 2025, compared to $2.2 million in fiscal 2024. Net foreign exchange losses were higher in fiscal 2025 due to lower efficiency in our foreign currency balance sheet remeasurement hedging program. Net gains on sale of assets was $0.5 million in fiscal 2025, compared to $2.6 million in fiscal 2024. The net gain on sale of assets in fiscal 2024 included a $2.4 million gain on the sale of the company aircraft.

In fiscal 2025, we received $2.2 million of international government assistance, compared to $0.5 million in fiscal 2024. In addition, other expense, net in fiscal 2025 includes a non-cash write-off of $1.2 million of unamortized debt issuance costs.

Income tax expense (benefit)

Income tax expense was $12.5 million in fiscal 2025, compared to income tax benefit of $4.8 million in fiscal 2024. The effective tax rate in fiscal 2025 differs from the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for deferred tax assets and an unfavorable impact from global intangible low-tax income, partially offset by a decrease in tax reserves. The effective tax rate in fiscal 2024 differs from the U.S. federal statutory tax rate of 21% primarily due to income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, partially offset by non-deductible goodwill impairment, withholding taxes and global intangible low-tax income.

Net loss

Net loss was $62.6 million in fiscal 2025, compared to $123.3 million in fiscal 2024. The net loss was a result of the reasons described above.

Operating Segments

Automotive

	Fiscal Year Ended
	May 3, 2025	April 27, 2024
(in millions)	(53 Weeks)	(52 Weeks)
Net sales
North America	$237.1	$265.6
Europe, the Middle East & Africa (“EMEA”)	239.5	216.2
Asia	32.3	116.4
Net sales	508.9	598.2
Gross profit	$4.7	$30.4
As a percent of net sales	0.9%	5.1%
Loss from operations	$(47.7)	$(140.2)
As a percent of net sales	(9.4)%	(23.4)%

Net sales

Automotive segment net sales decreased $89.3 million, or 14.9%, to $508.9 million in fiscal 2025, compared to $598.2 million in fiscal 2024. Excluding foreign currency translation, net sales decreased $88.9 million, or 14.8%.

Net sales in North America decreased $28.5 million, or 10.7%, to $237.1 million in fiscal 2025, compared to $265.6 million in fiscal 2024. The decrease was due to the roll-off of legacy programs, partially offset by new program launches. Net sales in EMEA increased $23.3 million, or 10.8%, to $239.5 million in fiscal 2025, compared to $216.2 million in fiscal 2024. Excluding foreign currency translation, net sales in EMEA increased $23.5 million primarily due to new program launches, partially offset by lower sales volumes of sensor products. Net sales in Asia decreased $84.1 million, or 72.3%, to $32.3 million in fiscal 2025, compared to $116.4 million in fiscal 2024. Excluding foreign currency translation, net sales in Asia decreased $83.9 million primarily due to a program roll-off and lower sales volumes of lead frame products.

Gross profit

Automotive segment gross profit decreased $25.7 million, or 84.5%, to $4.7 million in fiscal 2025, compared to $30.4 million in fiscal 2024. Excluding the impact of foreign currency translation, gross profit decreased $25.0 million. Gross profit margins decreased to 0.9% in fiscal 2025, from 5.1% in fiscal 2024. The decrease in gross profit was due to lower sales volumes in North America and Asia, higher inventory obsolescence expense, higher salary expense and higher warranty expense, partially offset by lower freight costs.

Loss from operations

Automotive segment loss from operations was $47.7 million in fiscal 2025, compared to $140.2 million in fiscal 2024. Loss from operations in fiscal 2024 included goodwill impairment of $105.9 million. Excluding goodwill impairment and the impact of foreign currency translation, loss from operations increased $12.7 million. The increase was primarily due to lower gross profit, partially offset by lower selling and administrative expenses. Selling and administrative expenses decreased due to lower compensation expense, outbound freight and travel and entertainment expense.

Industrial

	Fiscal Year Ended
	May 3, 2025	April 27, 2024
(in millions)	(53 Weeks)	(52 Weeks)
Net sales	$487.4	$460.1
Gross profit	$144.2	$137.7
As a percent of net sales	29.6%	29.9%
Income from operations	$90.0	$88.8
As a percent of net sales	18.5%	19.3%

Net sales

Industrial segment net sales increased $27.3 million, or 5.9%, to $487.4 million in fiscal 2025, compared to $460.1 million in fiscal 2024. Excluding foreign currency translation, net sales increased $27.6 million, or 6.0%. The increase was due to higher sales volumes of power distribution products for data centers, partially offset by lower sales volumes for lighting products in the commercial vehicle and off-road equipment markets.

Gross profit

Industrial segment gross profit increased $6.5 million, or 4.7%, to $144.2 million in fiscal 2025, compared to $137.7 million in fiscal 2024. Excluding foreign currency translation, gross profit increased $6.8 million. Gross profit improved due to higher sales volumes and lower salary and freight expense. Gross profit margins slightly decreased to 29.6% in fiscal 2025, compared to 29.9% in fiscal 2024 due to product mix.

Income from operations

Industrial segment income from operations increased $1.2 million, or 1.4%, to $90.0 million in fiscal 2025, compared to $88.8 million in fiscal 2024. The increase was primarily due to higher gross profit, partially offset by higher selling and administrative expenses. The increase in selling and administrative expenses was primarily due to higher legal fees and compensation expense.

Interface

	Fiscal Year Ended
	May 3, 2025	April 27, 2024
(in millions)	(53 Weeks)	(52 Weeks)
Net sales	$51.8	$53.8
Gross profit	$12.7	$10.3
As a percent of net sales	24.5%	19.1%
Income from operations	$10.3	$6.9
As a percent of net sales	19.9%	12.8%

Net sales

Interface segment net sales decreased $2.0 million, or 3.7%, to $51.8 million in fiscal 2025, compared to $53.8 million in fiscal 2024. The decrease was primarily due to lower sales volumes of transceivers for servers.

Gross profit

Interface segment gross profit increased $2.4 million, or 23.3%, to $12.7 million in fiscal 2025, compared to $10.3 million in fiscal 2024. Gross profit margin increased to 24.5% in fiscal 2025, from 19.1% in fiscal 2024. The improvement was primarily due to higher gross margins from touch panels for appliances.

Income from operations

Interface segment income from operations increased $3.4 million, or 49.3%, to $10.3 million in fiscal 2025, compared to $6.9 million in fiscal 2024. The increase was due to higher gross profit and lower selling and administrative expenses, primarily salary expense.

Medical

	Fiscal Year Ended
	May 3, 2025	April 27, 2024
(in millions)	(53 Weeks)	(52 Weeks)
Net sales	$—	$2.4
Gross profit	$—	$(0.2)
Loss from operations	$—	$(3.0)

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

At May 3, 2025, we had $103.6 million of cash and cash equivalents, of which $78.2 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the payment of dividends and the repayment of intercompany loans, without creating material additional income tax expense.

Repurchases of Common Stock

On March 31, 2021, as subsequently amended on June 16, 2022, the Board of Directors authorized the purchase of up to $200.0 million of our outstanding common stock through June 14, 2024 (the “2021 Buyback Authorization”). On June 13, 2024, the Board of Directors authorized a new share buyback authorization, commencing on June 17, 2024, for the purchase of up to $200.0 million (the “2024 Buyback Authorization”) of our outstanding common stock through June 17, 2026. Purchases may be made on the open market, in private transactions or pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of May 3, 2025, a total of 3,553,961 shares had been purchased under the 2021 Buyback Authorization at a total cost of $134.6 million since the commencement of that authorization. As of May 3, 2025, $200.0 million remained available under the 2024 Buyback Authorization to repurchase shares. Upon adoption of the 2024 Buyback Authorization, no further repurchases can be made under the 2021 Buyback Authorization.

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

Among other things, the Second Amendment (i) reduced the revolving credit commitments from $750 million to $500 million (which commitments were subsequently further reduced, as discussed below), (ii) granted a security interest in substantially all of the personal property of the Company and its U.S. subsidiaries that are guarantors, including 100% of the equity interests of their respective U.S. subsidiaries and 65% of the equity interests of their respective foreign subsidiaries (or such greater amount to the extent such pledge could not reasonably cause adverse tax consequences), (iii) amended the consolidated interest coverage ratio covenant for each quarter in fiscal 2025 to relax that covenant to some extent for each of those quarters, (iv) amended the consolidated leverage ratio covenant for the quarter ending July 27, 2024 and each subsequent fiscal quarter to relax that covenant to some extent for each of those quarters, (v) amended certain interest rate provisions, (vi) added a requirement to provide monthly financial statements to the lenders through the period ending August 2, 2025, (vii) decreased the general basket exceptions to certain covenants restricting certain investments by, liens on and indebtedness of the Company and its subsidiaries for specified periods of time, (viii) increased, for fiscal 2025, the general basket exception to a covenant restricting certain dispositions of property by the Company and its subsidiaries, (ix) added an “anti-cash hoarding” requirement, applicable during the period from the effective date of the Second Amendment until the earlier to occur of (a) the delivery of financial statements and a compliance certificate for the fiscal quarter ending August 2, 2025 and (b) the delivery of compliance certificates for two consecutive fiscal quarters demonstrating that the our consolidated leverage ratio as of the last day of such fiscal quarters was less than 3.00:1.00, that if we have cash on hand in the U.S. (subject to certain exceptions) of more than $65 million for 10 consecutive business days, we shall prepay the indebtedness under the credit facility by the amount of such excess and (x) made certain other changes to the investment, restricted payment and indebtedness baskets.

As of May 3, 2025, we were not in compliance with the consolidated leverage ratio and interest coverage ratio covenants contained in the Credit Agreement (as amended by the First Amendment and Second Amendment) for the quarter ended May 3, 2025. On July 7, 2025, we entered into a Third Amendment to Second Amended and Restated Credit Agreement (the “Third Amendment”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other Lenders party thereto and other parties thereto. Among other things, the Third Amendment (i) reduced the revolving credit commitments from $500 million to $400 million, (ii) eliminated our option to increase the revolving credit commitments and/or add one or more tranches of term loans under the credit facility from time to time subject to certain limitations and conditions including approval of certain lenders, (iii) amended the consolidated interest coverage ratio covenant for the quarters ending August 2, 2025, November 1, 2025, January 31, 2026 and May 2, 2026 to relax that covenant to some extent for each of those quarters, (iv) amended the consolidated leverage ratio covenant for the quarters ending August 2, 2025, November 1, 2025, January 31, 2026, May 2, 2026 and August 1, 2026 to relax that covenant to some extent for each of those quarters, (v) amended the definition of “Consolidated EBITDA,” to include an add back for a portion of the inventory write-down taken in the fourth quarter of fiscal 2025, (vi) increased the interest rate during the period from July 7, 2025 to the date that financial statements and a compliance certificate are delivered for the fiscal quarter ending October 31, 2026 (such period, the “Third Amendment Period”), (vii) changed the commitment fee payment during the Third Amendment Period, (viii) extended, through the maturity date, the requirement to provide monthly financial statements to the lenders, (ix) restricted or decreased, during the Third Amendment Period, the amount of certain exceptions to covenants restricting liens on, investments by and indebtedness of the Company and its subsidiaries, (x) limited to $2.5 million, in any fiscal quarter during the Third Amendment Period, the general basket exception to a covenant restricting certain restricted payments (including dividends) by the Company and its subsidiaries, while allowing under that general basket exceptions up to an aggregate of $25 million of restricted payments during any other period, (xi) extended, through the maturity date, the “anti-cash hoarding” requirement (described above), (xii) eliminated, during the Third Amendment Period, the investment, restricted payment and indebtedness baskets that had allowed for unlimited investments, restricted payments and indebtedness, as applicable, so long as (among other requirements) we met certain pro forma consolidated leverage ratio tests and (xiii) waived any default or event of default that may have occurred due to non-compliance with the consolidated interest coverage ratio covenant and the consolidated leverage ratio covenant for the quarter ended May 3, 2025 as calculated using the definition of “Consolidated EBITDA” that was in effect before giving effect to the Third Amendment. Following the effectiveness of the Third Amendment, we were in compliance with our consolidated interest coverage ratio covenant and our consolidated leverage ratio covenant for the quarter ended May 3, 2025.

The Credit Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment is referred to herein as the “Amended Credit Agreement.” The Amended Credit Agreement provides for a secured multicurrency revolving credit facility of $400 million. The Amended Credit Agreement matures on October 31, 2027.

As of May 3, 2025, the outstanding balance under the revolving credit facility was $319.4 million, which included $226.4 million (€200.3 million) of euro-denominated borrowings and $93.0 million of U.S. dollar denominated borrowings. The Amended Credit Agreement contains various representations and warranties, financial covenants (including covenants requiring us to maintain compliance with a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, in each case as of the end of each fiscal quarter of the Company), restrictive and other covenants, and events of default. The covenants in the Amended Credit Agreement include an “anti-cash hoarding” requirement, as discussed above.

For further information about the Amended Credit Agreement, see Note 10, “Debt” to the consolidated financial statements included in this Annual Report. As of May 3, 2025, after giving effect to the Third Amendment, we were in compliance with all the covenants in the Amended Credit Agreement.

Although we currently anticipate, based on our current projections and analyses, that we will be in compliance with the amended financial covenants contained in the Amended Credit Agreement, no assurance can be given that we will be and remain in compliance with such covenants in the future. Factors that could increase our risk of future non-compliance include those identified in Item 1A, “Risk Factors” of this Annual Report.

Cash Flows

	Fiscal Year Ended
	May 3, 2025	April 27, 2024
(in millions)	(53 Weeks)	(52 Weeks)
Operating activities:
Net loss	$(62.6)	$(123.3)
Non-cash items	85.3	157.4
Changes in operating assets and liabilities	3.7	13.4
Net cash provided by operating activities	26.4	47.5
Net cash used in investing activities	(32.9)	(17.5)
Net cash used in financing activities	(58.9)	(18.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	7.5	(6.6)
(Decrease) increase in cash and cash equivalents	(57.9)	4.5
Cash and cash equivalents at beginning of the period	161.5	157.0
Cash and cash equivalents at end of the period	$103.6	$161.5

Operating activities

Net cash provided by operating activities decreased $21.1 million to $26.4 million in fiscal 2025, compared to $47.5 million in fiscal 2024. The decrease was due to lower cash inflows related to changes in operating assets and liabilities and lower net income adjusted for non-cash items. The $3.7 million of cash inflows for operating assets and liabilities in fiscal 2025 was primarily due to lower accounts receivable, partially offset by higher inventory.

Investing activities

Net cash used in investing activities was $32.9 million in fiscal 2025, compared to $17.5 million in fiscal 2024. Capital expenditures in fiscal 2025 were $41.6 million, compared to $50.2 million in fiscal 2024. We received $5.6 million of cash from the sale of assets in fiscal 2025 compared to $21.3 million in fiscal 2024. In fiscal 2025, we received proceeds of $3.1 million from the settlement of a net investment hedge, compared to $0.6 million fiscal 2024. In fiscal 2024, we redeemed life insurance policies and received cash proceeds of $10.8 million.

Financing activities

Net cash used in financing activities was $58.9 million in fiscal 2025, compared to $18.9 million in fiscal 2024. We paid cash dividends of $20.4 million in fiscal 2025, compared to $19.9 million in fiscal 2024. In fiscal 2025, we had net repayments of borrowings of $30.6 million, compared to net proceeds from borrowings of $30.7 million in fiscal 2024. In fiscal 2025, we paid $1.8 million of debt issuance costs, compared to $1.1 million in fiscal 2024. In fiscal 2024, we paid $10.9 million to redeem a noncontrolling interest. In fiscal 2025, we paid $1.6 million of cash for share repurchases, compared to $13.7 million in fiscal 2024.

Contractual Obligations

The following table summarizes our significant known contractual cash obligations and commercial commitments as of May 3, 2025:

	Payments Due By Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Finance leases	$0.5	$0.2	$0.3	$—	$—
Operating leases	28.6	8.3	13.1	4.2	3.0
Debt (1)	320.7	0.2	319.8	0.4	0.3
Estimated interest on debt (2)	51.9	20.8	20.9	10.2	—
Deferred compensation	9.4	1.5	1.9	0.9	5.1
Total	$411.1	$31.0	$356.0	$15.7	$8.4

(1) Assumes the outstanding borrowings under the revolving credit facility will be repaid upon maturity of the credit agreement in October 2027.

(2) Based on interest rates in effect as of May 3, 2025 (including the impact of interest rate swaps).

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

Goodwill. As described in Note 1 to the consolidated financial statements in this Annual Report, goodwill is tested for impairment on at least an annual basis, or more frequently if a triggering event indicates that an impairment may exist. The assessment of impairment may first consider qualitative factors including, but not limited to, the results of prior quantitative tests performed, changes in the carrying amount of the reporting unit, recent and projected financial performance, and macroeconomic and industry conditions. We consider the qualitative factors and weight of the evidence obtained to determine if it is more likely than not that a reporting unit’s fair value is less than the carrying amount.

For the quantitative assessment, we utilize either, or a combination of, the income approach and market approach to estimate the fair value of the reporting unit. The income approach uses a discounted cash flow method and the market approach uses valuation multiples observed for the reporting unit’s guideline public companies. The determination of discounted cash flows is based on management’s estimates of revenue growth rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin, taking into consideration business and market conditions for the countries and markets in which the reporting unit operates. We calculate the discount rate based on a market-participant, risk-adjusted weighted average cost of capital, which considers industry specific rates of return on debt and equity capital for a target industry capital structure, adjusted for risks associated with business size, geography and other factors specific to the reporting unit. Revenue growth rates and EBITDA margin, especially in the outer years of a forecast, involve a greater degree of uncertainty. Further, a future change in the discount rate, as a result of a change in economic conditions or otherwise, could result in the carrying values of the reporting units exceeding their respective fair values.

At the beginning of the fourth quarter of fiscal 2025, we performed a quantitative goodwill impairment analysis for our Grakon Industrial and Nordic Lights reporting units. Based on this analysis, we determined that the fair value of both of these reporting units was in excess of its carrying value. However, as noted in Note 7 to the consolidated financial statements in this Annual Report, the fair value of the Nordic Lights reporting unit exceeded its carrying value by less than 10%. We performed a sensitivity analysis for the significant assumptions used in the goodwill impairment testing analysis for the Nordic Lights reporting unit as follows:

•
A hypothetical increase in the discount rate of 100 basis points would result in goodwill impairment of approximately $7.3 million;
•
A hypothetical decrease in revenues of approximately 6% from fiscal 2026 to fiscal 2028 would result in goodwill impairment of approximately $5.3 million; and
•
A hypothetical decrease of forecasted EBITDA margins of 100 basis points over the entire forecast period would result in goodwill impairment of approximately $3.3 million.

The sensitivities above were calculated in isolation using the income approach and keeping all other assumptions constant. The cash flow sensitivities do not consider the offsetting impact of a lower discount rate assumption to reflect the reduced risk in estimated future cash flow growth used under the income approach or the related impacts on pricing multiples used under the market approach.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by assessing the adequacy of future expected taxable income, including the reversal of existing temporary differences, historical and projected operating results, and the availability of prudent and feasible tax planning strategies. As of May 3, 2025, we had a valuation allowance of $20.7 million. In the event our operating performance improves or deteriorates in a filing jurisdiction or entity, future assessments could conclude a smaller or larger valuation allowance will be needed. Due to the complexity of some of these uncertainties, the ultimate resolution may be materially different from the current estimate.

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

A portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. We use foreign currency forward contracts to provide an economic hedge against balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. The forward contracts have a maturity of less than three months and are not designated as hedging instruments. As of May 3, 2025, the notional value of these outstanding contracts was $107.2 million. These hedges are intended to reduce, but may not entirely eliminate, foreign currency exchange risk. The impact of a change in the foreign currency exchange rates on our foreign currency forward contracts will generally be offset against the gain or loss from the re-measurement of the underlying balance sheet exposure.

The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the reporting period. Translation adjustments are not included in determining net (loss) income but are included in accumulated other comprehensive loss within shareholders’ equity on the consolidated balance sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. As of May 3, 2025, the cumulative net currency translation adjustments decreased shareholders’ equity by $28.2 million. As described in Note 8, “Derivative Financial Instruments and Hedging Activities” to our consolidated financial statements included in this Annual Report, in order to manage certain translational exposure to the euro, in the past we entered into cross-currency swaps or designated euro-denominated borrowings as a net investment hedge in our euro-denominated subsidiaries. The effective portion of the gains or losses designated as net investment hedges are recognized within the cumulative translation adjustment component in the consolidated statements of comprehensive income (loss) to offset changes in the value of the net investment in these foreign currency-denominated operations.

Interest rate risk

We are exposed to interest rate risk on borrowings under our Credit Agreement which are based on variable rates. As of May 3, 2025, we had $319.4 million of borrowings under our Credit Agreement. We manage our interest rate exposures through the use of interest rate swaps to effectively convert a portion of our variable-rate debt to a fixed rate. The notional amount of our interest rate swaps was $141.3 million as of May 3, 2025. Based on borrowings outstanding under our Credit Agreement at May 3, 2025, net of the interest rate swaps, we estimate that a 1% increase in interest rates would result in increased annual interest expense of $1.7 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 3, 2025. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s applicable rules and forms. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 3, 2025.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 3, 2025, based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of May 3, 2025.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements of the Company and the Company’s internal control over financial reporting and has included their reports herein.

Remediation of Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K for the year ended April 27, 2024, management identified three material weaknesses in its internal control over financial reporting related to (i) ineffective information technology general controls (ITGCs) over one of its information technology (IT) systems, (ii) ineffective controls over its impairment analyses for goodwill, specifically related to not retaining sufficient contemporaneous documentation to demonstrate the operation of sufficiently precise review controls over certain significant assumptions used in the determination of fair value of its reporting units, and (iii) ineffective controls related to the application of GAAP to non-routine events and conditions, specifically related to our going concern evaluation.

Our management, under the oversight of the Audit Committee, implemented several measures as part of our remediation efforts that included, among other items, (1) enhancing the design and operating effectiveness of internal controls over IT change management, review of significant assumptions used in goodwill impairment analyses, and the application of GAAP to non-routine events and conditions; and (2) developing and deploying additional training programs around the operation and importance of these controls.

We completed the testing of the design and operating effectiveness of the enhanced procedures and controls and, based on the results of this testing, as of May 3, 2025, we concluded that the controls are adequately designed, implemented and have operated effectively for a sufficient period of time to remediate the previously reported material weaknesses.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts implemented in connection with the previously reported material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Third Amendment to Second Amended and Restated Credit Agreement

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

On July 7, 2025, the Company entered into a Third Amendment to Second Amended and Restated Credit Agreement (the “Third Amendment”) among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other Lenders party thereto and other parties thereto.

The Third Amendment amended the Company’s Second Amended and Restated Credit Agreement, dated as of October 31, 2022, and as previously amended pursuant to that certain First Amendment to Second Amended and Restated Credit Agreement, dated as of March 6, 2024, and that certain Second Amendment to Second Amended and Restated Credit Agreement and First Amendment to Second Amended and Restated Guaranty, dated as of July 9, 2024 (which credit agreement, as previously amended by such first amendment and second amendment, is referred to solely in this Item 9B, “Other Information” section of this Annual Report as the “Credit Agreement”), among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other Lenders party thereto and the other parties thereto. The Third Amendment, among other things:

(i) reduced the revolving credit commitments from $500 million to $400 million;

(ii) eliminated the Company’s option to increase the revolving credit commitments and/or add one or more tranches of term loans under the Credit Agreement from time to time subject to certain limitations and conditions including approval of certain lenders;

(iii) amended the financial covenant that had required that the Company’s consolidated interest coverage ratio not be less than 3.50:1.00 as of the end of the fiscal quarter ending August 2, 2025 and any fiscal quarter ending thereafter to instead require that the Company’s consolidated interest coverage ratio not be less than (a) 2.65:1.00 as of the end of the fiscal quarters ending August 2, 2025, November 1, 2025 and January 31, 2026, (b) 3.00:1.00 as of the end of the fiscal quarter ending May 2, 2026 and (c) 3.50:1.00 as of the end of any fiscal quarter ending thereafter;

(iv) amended the financial covenant that had required (subject to certain exceptions) that the Company’s consolidated leverage ratio be no more than 3.75:1.00 as of the end of the fiscal quarter ending August 2, 2025 and any fiscal quarter ending thereafter to instead require (subject to certain exceptions) that the Company’s consolidated leverage ratio be no more than (a) 4.25:1.00 as of the end of the fiscal quarter ending August 2, 2025, (b) 5.00:1.00 as of the end of the fiscal quarter ending November 1, 2025, (c) 5.25:1.00 as of the end of the fiscal quarter ending January 31, 2026, (d) 4.50:1.00 as of the end of the fiscal quarter ending May 2, 2026, (e) 4.25:1.00 as of the end of the fiscal quarter ending August 1, 2026 and (f) 3.75:1.00 as of the end of any fiscal quarter ending thereafter;

(v) amended the definition of “Consolidated EBITDA,” to include an add back for a portion of the inventory write-down taken in the fourth quarter of fiscal 2025;

(vi) increased the interest rate for the period from July 7, 2025 to the date that financial statements and a compliance certificate are delivered for the fiscal quarter ending October 31, 2026 (such period, the “Third Amendment Period”), so that during such period (a) loans denominated in U.S. dollars will bear interest at either (x) an adjusted base rate plus 2.50% or (y) an adjusted term SOFR rate or term SOFR daily floating rate (in each case, as determined in accordance with the provisions of the Credit Agreement, as amended by the Third Amendment), in each case plus 3.50% and (b) loans denominated (I) in euros will bear interest at the Euro Interbank Offered Rate, (II) in pounds sterling will bear interest at the Sterling Overnight Index Average Reference Rate, (III) in Singapore dollars will bear interest at the Singapore Interbank Offered Rate, (IV) in Canadian dollars will bear interest at the forward-looking term rate based on the Canadian Overnight Repo Rate Average and (V) in Hong Kong dollars will bear interest at the Hong Kong Interbank Offered Rate (in each case, as determined in accordance with the provisions of the Credit Agreement, as amended by the Third Amendment), in each case plus 3.50%;

(vii) changed the commitment fee payment during the Third Amendment Period so that, instead of being based on the Company’s consolidated leverage ratio, the commitment on the undrawn amounts under the revolving credit facility during such period will be 0.40% per annum;

(viii) extended the requirement to provide monthly financial statements to the lenders through the maturity date (instead of only with respect to any fiscal month ending on or prior to August 2, 2025);

(ix) decreased, during the Third Amendment Period, (a) the general basket exception to a covenant restricting certain liens on the Company and its subsidiaries so that, during such period, such basket exception would not allow the existence of new liens pursuant to the basket in excess of $10 million, (b) the general basket exception to a covenant restricting certain investments by the Company and its subsidiaries so that, during such period, such basket exception would not allow them to make new investments pursuant to the basket in excess of $10 million in the aggregate and (c) the general basket exception to a covenant restricting certain indebtedness of the Company and its subsidiaries so that, during such period, such basket exception would not allow the Company and its subsidiaries to incur new indebtedness pursuant to the basket in excess of $10 million;

(x) limited to $2.5 million, in any fiscal quarter during the Third Amendment Period, the general basket exception to a covenant restricting certain restricted payments (including dividends) by the Company and its subsidiaries, while allowing under that general basket exception up to an aggregate of $25 million of restricted payments during any other period;

(xi) extended the “anti-cash hoarding” requirement (which provides that if the Company has cash on hand in the U.S. (subject to certain exceptions) of more than $65 million for 10 consecutive business days, the Company shall prepay the indebtedness under the credit facility by the amount of such excess) so that such “anti-cash hoarding” requirement now applies through the maturity date;

(xii) eliminated, during the Third Amendment Period, the investment, restricted payment and indebtedness baskets that had allowed for unlimited investments, restricted payments and indebtedness, as applicable, so long as (among other requirements) the Company met certain pro forma consolidated leverage ratio tests; and

(xiii) waived any default or event of default that may have occurred under the Credit Agreement due to non-compliance with the consolidated interest coverage ratio covenant and the consolidated leverage ratio covenant for the quarter ended May 3, 2025 as calculated using the definition of “Consolidated EBITDA” that was in effect before giving effect to the Third Amendment.

The foregoing description of the Third Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the Third Amendment, which is filed as Exhibit 10.45 to this Annual Report and is incorporated herein by reference.

Trading Arrangements

During our last fiscal quarter, no directors or officers of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding our directors and corporate governance matters, including without limitation information regarding our code of conduct and insider trading policies, is incorporated by reference herein to the definitive proxy statement for our 2025 annual meeting under the captions “Proposal One Election of Directors” and “Corporate Governance.” The information required by this item regarding our executive officers appears as a supplementary item following Item 4 under Part I of this Annual Report. The information required by this item regarding compliance with Section 16(a) of the Exchange Act and information regarding our Audit Committee is incorporated by reference herein to the definitive proxy statement for our 2025 annual meeting under the captions “Other Information - Delinquent Section 16(a) Reports” and “Audit Committee Matters,” respectively.

Item 11. Executive Compensation

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2025 annual meeting under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation Tables”, “CEO Pay Ratio”, “Pay for Performance” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2025 annual meeting under the caption “Security Ownership.”

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of May 3, 2025. All outstanding awards relate to our common stock. Shares issued under all of the following plans may be from our treasury, newly issued or both.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,686,872	$—	3,497,871
Equity compensation plans not approved by security holders	—	—	—
Total	1,686,872	$—	3,497,871

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2025 annual meeting under the captions “Corporate Governance” and “Transactions with Related Persons.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2025 annual meeting under the caption “Audit Committee Matters.”

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

10.2*	Methode Electronics, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2014).
10.3*	Form of Amendment to Change in Control Agreement dated November 8, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on December 10, 2015).
10.4*

Change in Control Agreement dated June 14, 2017 between Methode Electronics, Inc. and Andrea Barry (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on June 21, 2018).

10.5*

Methode Electronics, Inc. Deferred Compensation Plan, as amended and restated as of November 12, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2020).

10.6*	Methode Electronics, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 14, 2022).
10.7

Second Amended and Restated Credit Agreement, entered into as of October 31, 2022, among Methode Electronics, Inc., each Lender party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 1, 2022).

10.8*

Amendment to Change in Control Agreement dated December 14, 2022 (NEOs other than CEO) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 19, 2022).

10.9*

Long-Term Performance-Based Award Agreement dated as of September 14, 2022 between the Company and Kerry Vyverberg (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 7, 2023).

10.10*

Long-Term Time-Based Award Agreement dated as of September 14, 2022 between the Company and Kerry Vyverberg (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 7, 2023).

10.11*

Restricted Stock Unit Award Agreement effective as of June 16, 2021 between the Company and Kerry Vyverberg (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on September 7, 2023).

10.12*	Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2023).
10.13*

Offer Letter dated December 18, 2023 between Methode Electronics, Inc. and Avinash Avula (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 19, 2023).

10.14*

Change in Control Agreement dated January 29, 2024 between Methode Electronics, Inc. and Avinash Avula (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on March 7, 2024).

10.15*

Restricted Stock Unit Award Agreement effective as of January 29, 2024 between Methode Electronics, Inc. and Avinash Avula (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on March 7, 2024).

10.16*

Amended and Restated Change in Control Agreement dated December 6, 2023 between Methode Electronics, Inc. and Kerry A. Vyverberg (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on March 7, 2024).

10.17

First Amendment to Second Amended and Restated Credit Agreement, entered into as of March 6, 2024, among Methode Electronics, Inc., each Lender party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2024).

10.18*

Retention and Consulting Agreement dated April 8, 2024 between Methode Electronics, Inc. and Ronald Tsoumas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2024).

10.19*

Executive Severance and Retention Agreement dated April 8, 2024 between Methode Electronics, Inc. and Avinash Avula (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2024).

10.20*

Offer Letter Amendment dated April 8, 2024 between Methode Electronics, Inc. and Avinash Avula (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 8, 2024).

10.21*

Addendum 1 to the Agreement for Consulting Services dated March 20, 2024 between Methode Electronics, Inc. and AlixPartners, LLP (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on July 11, 2024).

10.22*

Addendum 2 to the Agreement for Consulting Services dated May 6, 2024 between Methode Electronics, Inc. and AlixPartners, LLP (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on July 11, 2024).

10.23

Second Amendment to Second Amended and Restated Credit Agreement and First Amendment to Second Amended and Restated Guaranty, entered into as of July 9, 2024, among Methode Electronics, Inc., each Lender party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other parties thereto (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on July 11, 2024).

10.24*	Offer Letter dated June 24, 2024 between Methode Electronics, Inc. and Jon DeGaynor (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 25, 2024).
10.25*	Amended Offer Letter dated July 12, 2024 between Methode Electronics, Inc. and Jon DeGaynor (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report filed on September 5, 2024).
10.26*

Long-Term Time-Based Restricted Stock Unit Award Agreement effective as of July 15, 2024 between Methode Electronics, Inc. and Jon DeGaynor (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report filed on September 5, 2024).

10.27*

Restricted Stock Unit Award Agreement effective as of July 15, 2024 between Methode Electronics, Inc. and Jon DeGaynor (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report filed on September 5, 2024).

10.28*

Long-Term Performance-Based Restricted Stock Unit Award Agreement effective as of July 15, 2024 between Methode Electronics, Inc. and Jon DeGaynor (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report filed on September 5, 2024).

10.29*

Change in Control Agreement dated July 15, 2024 between Methode Electronics, Inc. and Jon DeGaynor (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report filed on September 5, 2024).

10.30*

Executive Severance and Retention Agreement effective as of July 15, 2024 between Methode Electronics, Inc. and Jon DeGaynor (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report filed on September 5, 2024).

10.31*

Addendum 6 to the Agreement for Consulting Services dated July 8, 2024 between Methode Electronics, Inc. and AlixPartners, LLP (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report filed on September 5, 2024).

10.32*	Form of Annual Bonus Performance Grant Award Agreement (Fiscal 2024) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report filed on September 5, 2024).
10.33*

Form of Amendment to Annual Bonus Performance Grant Award Agreement for Andrea Barry (Fiscal 2024) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report filed on September 5, 2024).

10.34*

Offer Letter dated August 27, 2024 between Methode Electronics, Inc. and Laura Kowalchik (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 28, 2024).

10.35*

Long-Term Time-Based Restricted Stock Unit Award Agreement effective as of October 1, 2024 between Methode Electronics, Inc. and Laura Kowalchik (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report filed on December 5, 2024).

10.36*

Restricted Stock Unit Award Agreement effective as of October 1, 2024 between Methode Electronics, Inc. and Laura Kowalchik (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report filed on December 5, 2024).

10.37*

Long-Term Performance-Based Restricted Stock Unit Award Agreement effective as of October 1, 2024 between Methode Electronics, Inc. and Laura Kowalchik (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report filed on December 5, 2024).

10.38*

Change in Control Agreement dated October 1, 2024 between Methode Electronics, Inc. and Laura Kowalchik (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report filed on December 5, 2024).

10.39*

Executive Severance and Retention Agreement effective as of October 1, 2024 between Methode Electronics, Inc. and Laura Kowalchik (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report filed on December 5, 2024).

10.40*	Form of Annual Bonus Performance Grant Award Agreement (Fiscal 2025) (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report filed on December 5, 2024).
10.41*	Amendment to Offer Letter dated June 24, 2024 between Methode Electronics, Inc. and John DeGaynor (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report filed on March 5, 2025).
10.42*

Amendment to Offer Letter dated August 27, 2024 between Methode Electronics, Inc. and Laura Kowalchik (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report filed on March 5, 2025).

10.43*	Settlement Agreement and Release between Methode Electronics, Inc. and Avinash Avula (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report filed on March 5, 2025).
10.44*	Separation Agreement between Methode Electronics, Inc. and Andrea J. Barry (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2025).
10.45

Third Amendment to Second Amended and Restated Credit Agreement, entered into as of July 7, 2025, among Methode Electronics, Inc., each Lender party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other parties thereto.

19	Methode Electronics, Inc. Insider Trading Policy.
21	Subsidiaries of Methode Electronics, Inc.
23	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.
97	Methode Electronics, Inc. Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 10.7 to the Company's Annual Report filed on July 11, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

METHODE ELECTRONICS, INC.
(Registrant)

By:	/s/LAURA KOWALCHIK
Laura Kowalchik
Chief Financial Officer
(Principal Financial Officer)

Dated: July 9, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK D. SCHWABERO	Chairman of the Board	July 9, 2025
Mark D. Schwabero

/s/ JONATHAN DEGAYNOR	Chief Executive Officer	July 9, 2025
Jonathan DeGaynor	(Principal Executive Officer)

/s/ LAURA KOWALCHIK	Chief Financial Officer	July 9, 2025
Laura Kowalchik	(Principal Financial Officer)

/s/ AMIT N. PATEL	Chief Accounting Officer	July 9, 2025
Amit N. Patel	(Principal Accounting Officer)

/s/ DAVID P. BLOM	Director	July 9, 2025
David P. Blom

/s/ THERESE M. BOBEK	Director	July 9, 2025
Therese M. Bobek

/s/ BRIAN J. CADWALLADER	Director	July 9, 2025
Brian J. Cadwallader

/s/ BRUCE K. CROWTHER	Director	July 9, 2025
Bruce K. Crowther

/s/ DARREN M. DAWSON	Director	July 9, 2025
Darren M. Dawson

/s/ JANIE GODDARD	Director	July 9, 2025
Janie Goddard

/s/ MARY A. LINDSEY	Director	July 9, 2025
Mary A. Lindsey

/s/ ANGELO V. PANTALEO	Director	July 9, 2025
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Methode Electronics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and Subsidiaries (the Company) as of May 3, 2025, and April 27, 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended May 3, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 3, 2025 and April 27, 2024, and the results of its operations and its cash flows for each of the three years in the period ended May 3, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 3, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 9, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment of the Nordic Lights Reporting Unit

Description of the Matter

At May 3, 2025, the Company’s Nordic Lights reporting unit had $46.4 million of goodwill, as disclosed in Note 7 to the consolidated financial statements. Goodwill is tested for impairment at least annually or when impairment indicators are present. The Company determined the fair value of its Nordic Lights reporting unit exceeded the carrying value.

Auditing management’s goodwill impairment assessment of the Nordic Lights reporting unit was complex and highly judgmental due to the estimation required in determining the fair value of the reporting unit. The more subjective assumptions used in the fair value estimate were projections of future revenue growth rates and earnings before interest, taxes, depreciation and amortization margin and the discount rate, which are all affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant internal controls over the Company’s goodwill impairment assessment process for the Nordic Lights reporting unit, including controls over management’s review of the significant assumptions discussed above. We also tested management’s controls over the completeness and accuracy of the underlying data used in the valuation.

To test the estimated fair value of the Nordic Lights reporting unit, our audit procedures included, among others, assessing the methodology and testing the significant assumptions described above and the underlying data used by the Company in its analysis. For example, we compared significant assumptions to historical performance and other guideline companies within the same industry. We performed a sensitivity analysis of the more subjective assumptions when necessary to evaluate the change in the fair value of the reporting unit resulting from changes in the assumptions. We also assessed the historical accuracy of management’s forecasting process and involved our valuation specialists to evaluate the model, method, and certain significant assumptions, such as the discount rate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1966.

Chicago, Illinois

July 9, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Methode Electronics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Methode Electronics, Inc. and Subsidiaries’ internal control over financial reporting as of May 3, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Methode Electronics, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 3, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 3, 2025 and April 27, 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended May 3, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated July 9, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois

July 9, 2025

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	May 3, 2025	April 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$103.6	$161.5
Accounts receivable, net	241.0	262.6
Inventories	194.1	186.2
Income tax receivable	4.1	4.0
Prepaid expenses and other current assets	17.1	18.7
Assets held for sale	—	4.7
Total current assets	559.9	637.7
Long-term assets:
Property, plant and equipment, net	221.6	212.1
Goodwill	172.7	169.9
Other intangible assets, net	238.4	256.7
Operating lease right-of-use assets, net	23.7	26.7
Deferred tax assets	37.8	34.7
Pre-production costs	31.7	44.1
Other long-term assets	20.0	21.6
Total long-term assets	745.9	765.8
Total assets	$1,305.8	$1,403.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$125.9	$132.4
Accrued employee liabilities	32.0	38.0
Other accrued liabilities	50.2	46.0
Short-term operating lease liabilities	7.4	6.7
Short-term debt	0.2	0.2
Income tax payable	17.5	8.1
Total current liabilities	233.2	231.4
Long-term liabilities:
Long-term debt	317.4	330.7
Long-term operating lease liabilities	18.2	20.6
Long-term income tax payable	—	9.3
Other long-term liabilities	16.9	16.8
Deferred tax liabilities	26.8	28.7
Total long-term liabilities	379.3	406.1
Total liabilities	612.5	637.5
Shareholders' equity:
Common stock, $0.50 par value, 100,000,000 shares authorized, 37,151,365 shares and 36,650,909 shares issued as of May 3, 2025 and April 27, 2024, respectively	18.6	18.3
Additional paid-in capital	191.8	183.6
Accumulated other comprehensive loss	(29.8)	(36.7)
Treasury stock, 1,346,624 shares as of May 3, 2025 and April 27, 2024	(11.5)	(11.5)
Retained earnings	524.2	612.3
Total shareholders' equity	693.3	766.0
Total liabilities and shareholders' equity	$1,305.8	$1,403.5

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Fiscal Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Net sales	$1,048.1	$1,114.5	$1,179.6

Cost of products sold	884.7	935.7	915.5

Gross profit	163.4	178.8	264.1

Selling and administrative expenses	163.9	160.9	154.9
Goodwill impairment	—	105.9	—
Amortization of intangibles	23.4	24.0	18.8

(Loss) income from operations	(23.9)	(112.0)	90.4

Interest expense, net	22.0	16.7	2.7
Other expense (income), net	4.2	(0.6)	(2.4)

Pre-tax (loss) income	(50.1)	(128.1)	90.1

Income tax expense (benefit)	12.5	(4.8)	13.0

Net (loss) income attributable to Methode	$(62.6)	$(123.3)	$77.1

(Loss) income per share attributable to Methode:
Basic	$(1.77)	$(3.48)	$2.14
Diluted	$(1.77)	$(3.48)	$2.10

Cash dividends per share	$0.56	$0.56	$0.56

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Fiscal Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Net (loss) income	$(62.6)	$(123.3)	$77.1

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8.3	(16.7)	10.7
Derivative financial instruments	(1.4)	(1.0)	(2.9)
Other comprehensive income (loss)	6.9	(17.7)	7.8
Comprehensive (loss) income attributable to Methode	$(55.7)	$(141.0)	$84.9

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of April 30, 2022	38,276,968	$19.2	$169.0	$(26.8)	$(11.5)	$763.9	$913.8
Issuance of restricted stock, net of tax withholding	63,643	—	—	—	—	(0.5)	(0.5)
Cancellation of restricted stock	(16,000)	—	—	—	—	—	—
Stock-based compensation expense	—	—	10.5	—	—	—	10.5
Exercise of stock options	40,000	—	1.5	—	—	—	1.5
Purchases of common stock	(1,197,236)	(0.6)	—	—	—	(47.5)	(48.1)
Other comprehensive income	—	—	—	7.8	—	—	7.8
Net income	—	—	—	—	—	77.1	77.1
Dividend declared to noncontrolling interest	—	—	—	—	—	—	—
Dividends on common stock	—	—	—	—	—	(20.3)	(20.3)
Balance as of April 29, 2023	37,167,375	18.6	181.0	(19.0)	(11.5)	772.7	941.8
Issuance of restricted stock, net of tax withholding	255,120	0.1	(0.1)	—	—	(3.8)	(3.8)
Cancellation of restricted stock	(144,000)	(0.1)	0.1	—	—	—	—
Stock-based compensation expense	—	—	2.6	—	—	—	2.6
Purchases of common stock	(627,586)	(0.3)	—	—	—	(13.6)	(13.9)
Other comprehensive loss	—	—	—	(17.7)	—	—	(17.7)
Net loss	—	—	—	—	—	(123.3)	(123.3)
Dividends on common stock	—	—	—	—	—	(19.7)	(19.7)
Balance as of April 27, 2024	36,650,909	18.3	183.6	(36.7)	(11.5)	612.3	766.0
Issuance of restricted stock, net of tax withholding	715,781	0.4	(0.2)	—	—	(4.3)	(4.1)
Cancellation of restricted stock	(79,325)	—	(0.2)	—	—	—	(0.2)
Stock-based compensation expense	—	—	6.5	—	—	—	6.5
Purchases of common stock	(136,000)	(0.1)	—	—	—	(1.5)	(1.6)
Conversion of cash bonus to RSUs	—	—	2.1	—	—	—	2.1
Other comprehensive income	—	—	—	6.9	—	—	6.9
Net loss	—	—	—	—	—	(62.6)	(62.6)
Dividends on common stock	—	—	—	—	—	(19.7)	(19.7)
Balance as of May 3, 2025	37,151,365	$18.6	$191.8	$(29.8)	$(11.5)	$524.2	$693.3

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Operating activities:
Net (loss) income	$(62.6)	$(123.3)	$77.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	58.5	57.9	49.5
Stock-based compensation expense	7.4	3.6	11.5
Amortization of debt issuance costs	1.1	0.8	0.7
Partial write-off of unamortized debt issuance costs	1.2	—	—
(Gain) loss on sale of property, plant and equipment	(0.5)	(1.9)	0.6
Impairment of long-lived assets	1.1	2.3	0.7
Inventory obsolescence	20.4	10.4	7.8
Goodwill impairment	—	105.9	—
Change in deferred income taxes	(5.8)	(20.8)	(4.6)
Other	1.9	(0.8)	0.8
Changes in operating assets and liabilities:
Accounts receivable	22.7	48.0	(21.0)
Inventories	(25.7)	(41.1)	1.1
Prepaid expenses and other assets	17.3	6.9	(25.4)
Accounts payable	(5.4)	(4.7)	19.8
Other liabilities	(5.2)	4.3	14.2
Net cash provided by operating activities	26.4	47.5	132.8

Investing activities:
Purchases of property, plant and equipment	(41.6)	(50.2)	(42.0)
Proceeds from redemption of life insurance	—	10.8	—
Proceeds from settlement of net investment hedge	3.1	0.6	—
Proceeds from disposition of assets	5.6	21.3	3.5
Acquisition of business, net of cash acquired	—	—	(114.6)
Net cash used in investing activities	(32.9)	(17.5)	(153.1)

Financing activities:
Taxes paid related to net share settlement of equity awards	(4.3)	(3.8)	(0.5)
Repayments of finance leases	(0.2)	(0.2)	(0.4)
Debt issuance costs	(1.8)	(1.1)	(3.2)
Proceeds from exercise of stock options	—	—	1.5
Purchases of common stock	(1.6)	(13.7)	(48.1)
Cash dividends	(20.4)	(19.9)	(19.8)
Purchase of redeemable noncontrolling interest	—	(10.9)	—
Proceeds from borrowings	138.0	237.9	344.7
Repayments of borrowings	(168.6)	(207.2)	(271.0)
Net cash (used in) provided by financing activities	(58.9)	(18.9)	3.2
Effect of foreign currency exchange rate changes on cash and cash equivalents	7.5	(6.6)	2.1
(Decrease) increase in cash and cash equivalents	(57.9)	4.5	(15.0)
Cash and cash equivalents at beginning of the year	161.5	157.0	172.0
Cash and cash equivalents at end of the year	$103.6	$161.5	$157.0

Supplemental cash flow information:
Cash paid during the period for:
Interest	$23.4	$17.0	$5.6
Income taxes, net of refunds	$22.3	$15.0	$25.6

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

Financial reporting periods. The Company’s fiscal year ends on the Saturday closest to April 30 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The fiscal year ended May 3, 2025 was a 53-week fiscal year. Fiscal 2024 ended on April 27, 2024 and fiscal 2023 ended on April 29, 2023, and each represented 52 weeks of results.

Basis of presentation. The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts and operations of the Company and its wholly and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and cash equivalents. Cash and cash equivalents consist of cash and highly liquid investments with a maturity of three months or less. Highly liquid investments include money market funds which are classified within Level 1 of the fair value hierarchy. As of May 3, 2025 and April 27, 2024, the Company had a balance of $0.2 million and $73.2 million, respectively, in money market accounts.

Accounts receivable and allowance for doubtful accounts. Accounts receivable are customer obligations due under normal trade terms and are presented net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the current expected credit loss impairment model. The Company applies a historical loss rate based on historic write-offs to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The Company may also record a specific reserve for individual accounts when it becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. The allowance for doubtful accounts balance was $3.0 million and $1.4 million as of May 3, 2025 and April 27, 2024, respectively.

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

	Fiscal Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
Customer A	*	14.6%	18.7%
Customer B	*	*	10.8%

* less than 10%

At May 3, 2025 and April 27, 2024, no customer accounted for greater than 10% of the Company’s accounts receivable.

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

Property, plant and equipment. Property, plant and equipment are recorded at cost less accumulated depreciation, with the exception of assets acquired through acquisitions, which are initially recorded at fair value. Equipment acquired under a finance lease is recorded at the present value of the future minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 40 years for buildings and building improvements, 7 to 15 years for machinery and equipment and 3 years for computer equipment. Costs of additions and major improvements are capitalized, whereas maintenance and repairs that do not improve or extend the life of the asset are charged to expense as incurred. See Note 6, “Property, Plant and Equipment” for additional information.

Assets held for sale. The Company classifies long-lived assets to be sold as held for sale in the period in which all of the required criteria under Accounting Standards Codification (“ASC”) 360 “Impairment or disposal of long-lived assets” are met. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon determining that a long-lived asset meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets as “Assets held for sale” on the consolidated balance sheets. Assets held for sale at April 27, 2024 consisted of three non-core real assets which were sold in fiscal 2025. The Company recognized a net gain of $0.5 million from these sales.

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

In performing the goodwill impairment test, the Company may first assess qualitative factors to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if the Company elects not to perform a qualitative assessment of a reporting unit, the Company then compares the fair value of the reporting unit to the related net book value. See Note 7, “Goodwill and Other Intangible Assets” for additional information regarding the Company’s goodwill impairment assessment for fiscal 2025.

Amortizable intangible assets. Amortizable intangible assets consist primarily of fair values assigned to customer relationships and trade names. Amortization is recognized over the useful lives of the intangible assets, generally up to 20 years, using the straight-line method. See Note 7, “Goodwill and Other Intangible Assets” for additional information.

Impairment of long-lived assets. The Company evaluates whether events and circumstances have occurred which indicate that the remaining estimated useful lives of its intangible assets, excluding goodwill, and other long-lived assets, may warrant revision or that the remaining balance of such assets may not be recoverable. If impairment indicators exist, the Company performs an impairment analysis by comparing the undiscounted cash flows resulting from the use of the asset group to the carrying amount. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized based on the excess of the asset’s carrying amount over its fair value. Fair value is determined using either the market approach, cost approach or anticipated cash flows discounted at a rate commensurate with the risk involved. See Note 4, “Restructuring and Asset Impairment Charges” for additional information.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-production costs related to long-term supply arrangements. The Company incurs pre-production tooling costs related to products produced for its customers under long-term supply arrangements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable by the customer. As of May 3, 2025 and April 27, 2024, the Company had $31.7 million and $44.1 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.

Costs for molds, dies and other tools used in products produced for its customers under long-term supply arrangements for which the Company has title are capitalized in property, plant and equipment and depreciated over the shorter of the life of the arrangement or over the estimated useful life of the assets. Company owned tooling was $12.9 million and $14.0 million as of May 3, 2025 and April 27, 2024, respectively.

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

Foreign currency translation. The functional currencies of the majority of the Company’s foreign subsidiaries are their local currencies. The results of operations of these foreign subsidiaries are translated into U.S. dollars using average monthly rates, while the assets and liabilities are translated using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss (“AOCL”). Gains and losses arising from transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions, are included in the consolidated statements of operations in other expense (income), net. Net foreign exchange losses were $5.5 million, $2.2 million and $7.1 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

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

Government grants are recorded in the consolidated financial statements in accordance with their purpose as a reduction of expenses, a reduction of asset costs, or other income. Incentives related to specific operating activities are offset against the related expense in the period the expense is incurred. The Company recorded $2.2 million, $0.5 million and $9.7 million of government grants as other income, net in fiscal 2025, fiscal 2024, and fiscal 2023, respectively. The Company recorded $0.1 million, $0.3 million and $0.6 million of government grants as a reduction of cost of goods sold and selling and administrative expense in fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

Some government grants are paid over a period of years and are recorded at amortized cost on the consolidated balance sheets. As of May 3, 2025 and April 27, 2024, grant receivables outstanding were $13.6 million and $12.3 million, respectively. The short-term and long-term portion of grant receivables are recorded on the consolidated balance sheets within accounts receivable, net and other long-term assets, respectively.

Research and development costs. Costs associated with the enhancement of existing products and the development of new products are charged to expense when incurred. Research and development expenses primarily relate to product engineering and design and development expenses and are classified as a component of cost of goods sold on the consolidated statements of operations. Research and development costs were $41.8 million, $49.1 million and $35.0 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

Stock-based compensation. The Company recognizes compensation expense for the cost of awards of equity compensation using a fair value method in accordance with ASC 718, “Stock-based Compensation.” See Note 13, “Shareholders’ Equity” for additional information.

Product warranty. The Company’s warranties are standard, assurance-type warranties only. The Company does not offer any additional service or extended term warranties to its customers. As such, warranty obligations are accrued when it’s probable that a liability has been incurred and the related amounts are reasonably estimable.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. The Company adopted this ASU retrospectively on May 3, 2025. Refer to Note 15, “Segment Reporting” for the new required disclosures.

New Accounting Pronouncements Not Yet Adopted

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

There have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s consolidated financial statements. Further, at May 3, 2025, there are no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

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

The Company’s payment terms with its customers are typically 30-60 days from the time control transfers. As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient under ASC 606 to not assess whether a contract has a significant financing component.

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

The Company has not historically incurred material costs to obtain a contract. In the instances that costs to obtain contracts are incurred, the Company will capitalize the payment as an asset and amortize the asset as a reduction of revenue over the life of the contract.

Contract balances

The Company receives payment from customers based on the contractual billing schedule and specific performance requirements established in the contract. Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when an entity has received consideration, or the amount is due from the customer in advance of revenue recognition. Contract assets and contract liabilities are recognized in other current assets and other accrued liabilities, respectively in the consolidated balance sheets and were immaterial as of May 3, 2025 and April 27, 2024.

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

	Fiscal Year Ended May 3, 2025 (53 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$237.1	$179.3	$51.8	$—	$468.2
Europe, the Middle East & Africa ("EMEA")	239.5	177.8	—	—	417.3
Asia	32.3	130.3	—	—	162.6
Total net sales	$508.9	$487.4	$51.8	$—	$1,048.1
Timing of revenue recognition:
Goods transferred at a point in time	$498.2	$487.4	$51.8	$—	$1,037.4
Goods transferred over time	10.7	—	—	—	10.7
Total net sales	$508.9	$487.4	$51.8	$—	$1,048.1

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended April 27, 2024 (52 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$265.6	$186.2	$53.8	$2.3	$507.9
EMEA	216.2	174.2	—	—	390.4
Asia	116.4	99.7	—	0.1	216.2
Total net sales	$598.2	$460.1	$53.8	$2.4	$1,114.5
Timing of revenue recognition:
Goods transferred at a point in time	$583.4	$460.1	$53.8	$2.4	$1,099.7
Goods transferred over time	14.8	—	—	—	14.8
Total net sales	$598.2	$460.1	$53.8	$2.4	$1,114.5

	Fiscal Year Ended April 29, 2023 (52 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$349.0	$160.5	$54.7	$3.6	$567.8
EMEA	231.2	139.9	—	—	371.1
Asia	156.0	84.5	0.2	—	240.7
Total net sales	$736.2	$384.9	$54.9	$3.6	$1,179.6
Timing of revenue recognition:
Goods transferred at a point in time	$717.4	$384.9	$54.9	$3.6	$1,160.8
Goods transferred over time	18.8	—	—	—	18.8
Total net sales	$736.2	$384.9	$54.9	$3.6	$1,179.6

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

The following table summarizes the final purchase price allocation in fiscal 2024 of the fair value of the assets acquired and liabilities assumed, including a reconciliation to the total purchase price.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	As of April 27, 2024
Cash and cash equivalents	$19.6
Accounts receivable	17.1
Inventories	9.4
Property, plant and equipment	16.8
Identifiable intangible assets	95.3
Accounts payable	(10.8)
Long-term debt	(24.4)
Other assets and liabilities, net	(3.3)
Deferred tax liabilities	(19.5)
Total identifiable net assets acquired	100.2
Goodwill	45.3
Total fair value of net assets acquired	145.5
Less: redeemable noncontrolling interest	(11.3)
Total purchase price	$134.2

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

The intangible assets were valued using the income approach. The Company used the relief-from-royalty method to value the trade name and technology, and it used the multi-period excess earnings method to value customer relationships. The fair value measurement of intangible assets were based on significant unobservable inputs, and thus represent Level 3 inputs. These valuation methods incorporate assumptions including the discount rate, customer attrition rate, the expected discounted future net cash flows resulting from either the future estimated after-tax royalty payments avoided as a result of owning the trade name or technology, or the future earnings related to existing customer relationships.

The pro-forma effects of this acquisition would not have materially impacted the Company’s operating results for fiscal 2023, and as a result no pro-forma financial statements are presented. Acquisition costs of $0.5 million and $6.8 million were incurred in fiscal 2024 and fiscal 2023, respectively, and reported in selling and administrative expenses.

Disposition

In the first quarter of fiscal 2024, the Company made the decision to initiate the discontinuation of its Dabir Surfaces business in the Medical segment. On October 13, 2023, the Company sold certain assets and contracts of its Dabir Surfaces business to a third party for consideration of $1.5 million. In the second quarter of fiscal 2024, the Company recorded a loss on the sale, including transaction costs, of $0.6 million, which was included in other expense (income), net on the Company’s consolidated statements of operations. The discontinuation of the Dabir Surfaces business does not qualify as a discontinued operation as it does not represent a strategic shift that would have a major effect on the Company’s operations or financial results.

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

Components of restructuring and asset impairment charges were as follows:

	Fiscal Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
(in millions)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Employee termination benefits	$1.6	$1.3	$0.3
Asset impairment charges	1.1	2.4	0.7
Total	$2.7	$3.7	$1.0

The table below presents restructuring and asset impairment charges by reportable segment:

	Fiscal Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
(in millions)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Automotive	$0.9	$0.7	$0.4
Industrial	0.8	0.7	0.5
Interface	—	0.1	—
Medical	—	1.1	—
Eliminations/Corporate	1.0	1.1	0.1
Total	$2.7	$3.7	$1.0
Recognized in:
Cost of products sold	$1.1	$1.7	$0.5
Selling and administrative expenses	1.6	2.0	0.5
	$2.7	$3.7	$1.0

The Company’s restructuring liability was $0.7 million and $0.7 million as of May 3, 2025 and April 27, 2024, respectively. Estimates of restructuring costs are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring costs, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals. The Company may take additional restructuring actions in future periods based upon market conditions and industry trends.

Note 5. Inventory

A summary of inventories is shown below:

(in millions)	May 3, 2025	April 27, 2024
Finished products	$44.3	$50.7
Work in process	20.7	16.6
Raw materials	158.0	144.8
Gross inventories	223.0	212.1
Inventory reserves	(28.9)	(25.9)
Total inventories, net	$194.1	$186.2

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Property, Plant and Equipment

A summary of property, plant and equipment is shown below:

(in millions)	May 3, 2025	April 27, 2024
Land	$3.3	$3.3
Buildings and building improvements	104.6	98.5
Machinery and equipment	424.2	394.6
Construction in progress	47.9	50.4
Total property, plant and equipment, gross	580.0	546.8
Less: accumulated depreciation	(358.4)	(334.7)
Property, plant and equipment, net	$221.6	$212.1

Depreciation expense was $35.1 million, $33.9 million and $30.7 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. As of May 3, 2025, April 27, 2024 and April 29, 2023, capital expenditures recorded in accounts payable totaled $3.3 million, $6.1 million and $4.5 million, respectively.

In fiscal 2024, the Company sold the company aircraft for a sales price of $19.4 million, generating a gain on sale of $2.4 million. The gain on sale was included in other income, net on the consolidated statements of operations.

Note 7. Goodwill and Other Intangible Assets

Goodwill

A summary of the changes in goodwill by reportable segment is as follows:

(in millions)	Automotive	Industrial	Total
Balance as of April 30, 2022	$105.9	$127.1	$233.0
Acquisition (Note 3)	—	69.6	69.6
Foreign currency translation	0.3	(1.0)	(0.7)
Balance as of April 29, 2023	106.2	195.7	301.9
Acquisition (Note 3)	—	(24.3)	(24.3)
Impairment	(105.9)	—	(105.9)
Foreign currency translation	(0.3)	(1.5)	(1.8)
Gross balance	105.9	169.9	275.8
Accumulated impairment	(105.9)	—	(105.9)
Balance as of April 27, 2024	—	169.9	169.9
Foreign currency translation	—	2.8	2.8
Gross balance	105.9	172.7	278.6
Accumulated impairment	(105.9)	—	(105.9)
Balance as of May 3, 2025	$—	$172.7	$172.7

A summary of goodwill by reporting unit is as follows:

(in millions)	May 3, 2025	April 27, 2024
Grakon Industrial	$124.7	$124.4
Nordic Lights	46.4	43.9
Other	1.6	1.6
Total	$172.7	$169.9

Fiscal 2024 Impairment Assessment

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

April 27, 2024 goodwill impairment assessment

In March and April 2024, subsequent to the annual goodwill impairment assessment, there was a further decline in the Company’s publicly quoted share price and market capitalization. In addition, operating results for NAA were lower than expected and future cash flow projections were lowered. As a result, the Company determined that a triggering event occurred requiring another quantitative impairment test for NAA as of April 27, 2024. Based upon the results of the quantitative impairment test, the Company determined the carrying value of the NAA reporting unit exceeded its fair value at April 27, 2024. As a result, the Company recognized a non-cash goodwill impairment charge of $49.4 million in the three months ended April 27, 2024, which was determined as the excess carrying value over fair value of the NAA reporting unit up to the carrying value of the goodwill immediately prior to the impairment. As of April 27, 2024, the NAA reporting unit had no remaining goodwill.

Fiscal 2025 Impairment Assessment

At the beginning of the fourth quarter of fiscal 2025, the annual goodwill impairment assessment was completed. The Company performed a quantitative assessment for its Grakon Industrial and Nordic Lights reporting units.

The Company engaged a third-party valuation specialist to assist management in performing the annual goodwill impairment assessments. The fair value of these reporting units were estimated using a combination of the income approach and market approach, weighted accordingly for the specific circumstances of the reporting unit.

Based upon the results of the quantitative impairment test, the Company determined that the fair value exceeded its carrying value for both Grakon Industrial and Nordic Lights. However, the fair value of the Nordic Lights reporting unit exceeded its carrying value by less than 10%. For the Nordic Lights reporting unit, if all other assumptions are held constant, a hypothetical increase of more than 100 basis points in the discount rate could have resulted in a partial goodwill impairment.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets, net

Details of identifiable intangible assets are shown below:

	As of May 3, 2025
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$311.8	$(102.3)	$209.5	14.0
Trade names, patents and technology licenses	76.5	(49.4)	27.1	6.4
Total amortized intangible assets	388.3	(151.7)	236.6
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$390.1	$(151.7)	$238.4

	As of April 27, 2024
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$306.6	$(84.7)	$221.9	14.8
Trade names, patents and technology licenses	75.3	(42.3)	33.0	6.9
Total amortized intangible assets	381.9	(127.0)	254.9
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$383.7	$(127.0)	$256.7

The Company performed an impairment test for its indefinite-lived trade name intangible asset and determined that no impairment existed as of May 3, 2025. Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal Year:
2026	$22.9
2027	22.2
2028	20.0
2029	18.7
2030	17.7
Thereafter	135.1
Total	$236.6

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

For a designated cash flow hedge, the effective portion of the change in the fair value of the derivative financial instrument is recorded in AOCL in the consolidated balance sheets. When the underlying hedged transaction is realized, the gain or loss previously included in AOCL is recorded in earnings and reflected in the consolidated statements of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. The gain or loss associated with changes in the fair value of derivatives not designated as hedges are recorded immediately in the consolidated statements of operations on the same line as the associated risk. For a designated net investment hedge, the effective portion of the change in the fair value of the derivative financial instrument is recorded as a cumulative translation adjustment in AOCL in the consolidated balance sheets.

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

The Company had a fixed-rate, cross-currency swap, with a notional value of $60.0 million (€54.8 million), that settled in December 2024 with a gross gain of approximately $3.1 million. The cross-currency swap was designated as a hedge of the Company’s net investment in its euro-denominated subsidiaries. The gain will remain in AOCL until the hedged net investment is sold or substantially liquidated.

The Company had a variable-rate, cross-currency swap, with a notional value of $60.0 million (€54.8 million), that matured on August 31, 2023 with a gross gain of approximately $0.6 million. The cross-currency swap was designated as a hedge of the Company’s net investment in its euro-denominated subsidiaries. The gain will remain in AOCL until the hedged net investment is sold or substantially liquidated.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company recognizes the impact of all other changes in fair value of the derivative, which represents the interest rate differential of the cross-currency swap, through interest expense. In fiscal 2025, fiscal 2024, and fiscal 2023, the Company recorded gains of $0.7 million, $0.7 million and $1.3 million, respectively, in interest expense, net in the consolidated statements of operations.

The Company had €275.0 million of long-term borrowings under its Amended Credit Agreement (see Note 10 “Debt”) which was designated as a net investment hedge of the foreign currency exposure of its investment in its euro-denominated subsidiaries. On December 18, 2024, the Company de-designated these long-term borrowings as a net investment hedge. As of December 18, 2024, the cumulative gain, net of tax, was $9.0 million which will remain in AOCL until there is a substantial liquidation of the Company’s net investment of its euro-denominated subsidiaries. Due to changes in the value of the euro-denominated long-term borrowings designated as a net investment hedge, in fiscal 2025 (through the date of de-designation) and fiscal 2024, a gain, net of tax, of $4.8 million and $4.8 million, respectively, were recognized within the currency translation section of other comprehensive loss. Included in AOCL related to this net investment hedge were cumulative gains of $9.0 million and $4.2 million, respectively, as of May 3, 2025 and April 27, 2024. The Company is now managing the related foreign exchange risk of its euro-denominated long-term borrowings not designated as a net investment hedge through certain Euro denominated financial assets.

Interest rate swaps

The Company utilizes interest rate swaps to limit its exposure to market fluctuations on its variable-rate borrowings. The interest rate swaps effectively convert a portion of the Company’s variable rate borrowings to a fixed rate based upon a determined notional amount. The Company has an interest rate swap, maturing on October 31, 2027, with a notional value of $149.2 million (€132.0 million) and had two interest rate swaps that matured on August 31, 2023, with a notional value of $100.0 million. The interest rate swaps are designated as cash flow hedges.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter. The effective portion of the periodic changes in fair value is recognized in AOCL. Subsequently, the accumulated gains and losses recorded in AOCL are reclassified to income in the period during which the hedged cash flow impacts earnings, which are expected to be immaterial over the next 12 months. No ineffectiveness was recognized in fiscal 2025, fiscal 2024, or fiscal 2023.

Derivatives not designated as hedges

The Company uses short-term foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-functional currency balance sheet exposures. These forward contracts are not designated as hedging instruments. Gains and losses on these forward contracts are recognized in other expense (income), net, along with the foreign currency gains and losses on monetary assets and liabilities in the consolidated statements of operations.

As of May 3, 2025 and April 27, 2024, the Company held foreign currency forward contracts with a notional value of $107.2 million and $110.9 million, respectively. In fiscal 2025, fiscal 2024, and fiscal 2023, the Company recognized a gain of $1.7 million, a loss of $4.1 million and a loss of $4.1 million, respectively, related to foreign currency forward contracts in the consolidated statements of operations.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of derivative instruments on the balance sheet

The fair value of derivative instruments are classified as Level 2 within the fair value hierarchy and are recorded in the consolidated balance sheets as follows:

		Asset/(Liability)
(in millions)	Financial Statement Caption	May 3, 2025	April 27, 2024
Derivatives designated as hedging instruments:
Net investment hedges	Prepaid expenses and other current assets	$—	$1.3
Interest rate swaps	Other long-term liabilities	$(5.7)	$(2.1)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.7	$—
Foreign currency forward contracts	Other accrued liabilities	$—	$(0.2)

Effect of derivative instruments on comprehensive income (loss)

The pre-tax effects of derivative financial instruments recorded in other comprehensive loss were as follows:

	Fiscal Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
(in millions)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Net investment hedges	$1.8	$2.4	$(2.4)
Interest rate swaps	(3.6)	(3.7)	(1.4)
Total	$(1.8)	$(1.3)	$(3.8)

Note 9. Retirement Benefits

Defined contribution plans

The Company has an employee 401(k) Savings Plan covering substantially all U.S. employees to which it makes contributions equal to 3% of eligible compensation. In addition, certain of the Company’s foreign subsidiaries also have defined contribution savings plans. Company contributions to these plans were $1.5 million, $1.5 million and $1.2 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

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

The deferred compensation liability for the NDQC Plan was $9.7 million and $9.7 million as of May 3, 2025 and April 27, 2024, respectively. The Company has purchased life insurance policies on certain employees, which are held in a Rabbi trust, to potentially offset these unsecured obligations. These life insurance policies are recorded at their cash surrender value of $9.3 million and $8.7 million as of May 3, 2025 and April 27, 2024, respectively, and are included in other long-term assets in the consolidated balance sheets.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Debt

A summary of debt is shown below:

(in millions)	May 3, 2025	April 27, 2024
Revolving credit facility	$319.4	$333.0
Other debt	1.3	1.5
Unamortized debt issuance costs	(3.1)	(3.6)
Total debt	317.6	330.9
Less: current maturities	(0.2)	(0.2)
Total long-term debt	$317.4	$330.7

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

Among other things, the Second Amendment (i) reduced the revolving credit commitments from $750 million to $500 million (which commitments were subsequently further reduced, as discussed below), (ii) granted a security interest in substantially all of the personal property of the Company and its U.S. subsidiaries that are guarantors, including 100% of the equity interests of their respective U.S. subsidiaries and 65% of the equity interests of their respective foreign subsidiaries (or such greater amount to the extent such pledge could not reasonably cause adverse tax consequences), (iii) amended the consolidated interest coverage ratio covenant for each quarter in fiscal 2025 to relax that covenant to some extent for each of those quarters, (iv) amended the consolidated leverage ratio covenant for the quarter ending July 27, 2024 and each subsequent fiscal quarter to relax that covenant to some extent for each of those quarters, (v) amended certain interest rate provisions, (vi) added a requirement to provide monthly financial statements to the lenders through the period ending August 2, 2025, (vii) decreased the general basket exceptions to certain covenants restricting certain investments by, liens on and indebtedness of the Company and its subsidiaries for specified periods of time, (viii) increased, for fiscal 2025, the general basket exception to a covenant restricting certain dispositions of property by the Company and its subsidiaries, (ix) added an “anti-cash hoarding” requirement, applicable during the period from the effective date of the Second Amendment until the earlier to occur of (a) the delivery of financial statements and a compliance certificate for the fiscal quarter ending August 2, 2025 and (b) the delivery of compliance certificates for two consecutive fiscal quarters demonstrating that the Company’s consolidated leverage ratio as of the last day of such fiscal quarters was less than 3.00:1.00, that if the Company has cash on hand in the U.S. (subject to certain exceptions) of more than $65 million for 10 consecutive business days, the Company shall prepay the indebtedness under the credit facility by the amount of such excess and (x) made certain other changes to the investment, restricted payment and indebtedness baskets.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of May 3, 2025, the Company was not in compliance with the consolidated leverage ratio and interest coverage ratio covenants contained in the Credit Agreement (as amended by the First Amendment and the Second Amendment) for the quarter ended May 3, 2025. On July 7, 2025, the Company entered into a Third Amendment to Second Amended and Restated Credit Agreement (the “Third Amendment”) among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other Lenders party thereto and other parties thereto. Among other things, the Third Amendment (i) reduced the revolving credit commitments from $500 million to $400 million, (ii) eliminated the Company’s option to increase the revolving credit commitments and/or add one or more tranches of term loans under the credit facility from time to time subject to certain limitations and conditions including approval of certain lenders, (iii) amended the consolidated interest coverage ratio covenant for the quarters ending August 2, 2025, November 1, 2025, January 31, 2026 and May 2, 2026 to relax that covenant to some extent for each of those quarters, (iv) amended the consolidated leverage ratio covenant for the quarters ending August 2, 2025, November 1, 2025, January 31, 2026, May 2, 2026 and August 1, 2026 to relax that covenant to some extent for each of those quarters, (v) amended the definition of “Consolidated EBITDA,” to include an add back for a portion of the inventory write-down taken in the fourth quarter of fiscal 2025, (vi) increased the interest rate during the period from July 7, 2025 to the date that financial statements and a compliance certificate are delivered for the fiscal quarter ending October 31, 2026 (such period, the “Third Amendment Period”), (vii) changed the commitment fee payment during the Third Amendment Period, (viii) extended, through the maturity date, the requirement to provide monthly financial statements to the lenders, (ix) restricted or decreased, during the Third Amendment Period, the amount of certain exceptions to covenants restricting liens on, investments by and indebtedness of the Company and its subsidiaries, (x) limited to $2.5 million, in any fiscal quarter during the Third Amendment Period, the general basket exception to a covenant restricting certain restricted payments (including dividends) by the Company and its subsidiaries, while allowing under that general basket exceptions up to an aggregate of $25 million of restricted payments during any other period, (xi) extended, through the maturity date, the “anti-cash hoarding” requirement (described above), (xii) eliminated, during the Third Amendment Period, the investment, restricted payment and indebtedness baskets that had allowed for unlimited investments, restricted payments and indebtedness, as applicable, so long as (among other requirements) the Company met certain pro forma consolidated leverage ratio tests and (xiii) waived any default or event of default that may have occurred due to non-compliance with the consolidated interest coverage ratio covenant and the consolidated leverage ratio covenant for the quarter ended May 3, 2025 as calculated using the definition of “Consolidated EBITDA” that was in effect before giving effect to the Third Amendment. Following the effectiveness of the Third Amendment, the Company was in compliance with its consolidated interest coverage ratio covenant and its consolidated leverage ratio covenant for the quarter ended May 3, 2025.

The Credit Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment is referred to herein as the “Amended Credit Agreement.”

The Amended Credit Agreement provides for a secured multicurrency revolving credit facility of $400 million. The Amended Credit Agreement matures on October 31, 2027.

Loans denominated in U.S. dollars under the Amended Credit Agreement bear interest at either (a) an adjusted base rate or (b) an adjusted term Secured Overnight Financing Rate (“SOFR”) rate or term SOFR daily floating rate (in each case, as determined in accordance with the provisions of the Amended Credit Agreement) in each case plus an additional applicable rate (the “Applicable Rate”) ranging (subject to the last sentence of this paragraph) between 0.375% and 2.00%, in the case of adjusted base rate loans, and between 1.375% and 3.00%, in the case of adjusted term SOFR rate loans and term SOFR daily floating rate loans. Loans denominated (a) in euros will bear interest at the Euro Interbank Offered Rate, (b) in pounds sterling will bear interest at the Sterling Overnight Index Average Reference Rate, (c) in Singapore dollars will bear interest at the Singapore Interbank Offered Rate, (d) in Canadian dollars will bear interest at the forward-looking term rate based on the Canadian Overnight Repo Rate Average and (e) in Hong Kong dollars will bear interest at the Hong Kong Interbank Offered Rate (in each case, as determined in accordance with the provisions of the Amended Credit Agreement), in each case plus an Applicable Rate ranging (subject to the last sentence of this paragraph) between 1.375% and 3.00%. The Applicable Rate is set based on the Company’s consolidated leverage ratio, except that during the Third Amendment Period, the Applicable Rate shall be (x) 3.50% in the case of adjusted term SOFR rate loans, term SOFR daily floating rate loans and any loans denominated in a foreign currency and (y) 2.50% in the case of adjusted base rate loans, in each case regardless of the Company’s consolidated leverage ratio.

As of May 3, 2025, the outstanding balance under the revolving credit facility was $319.4 million, which included $226.4 million (€200.3 million) of euro-denominated borrowings and $93.0 million of U.S. dollar denominated borrowings.

The Second Amendment was accounted for as a debt modification, which resulted in a non-cash loss of $1.2 million in fiscal 2025 related to the partial write-off of unamortized debt issuance costs as a result of the reduction in the credit facility size. The non-cash loss was recognized in other expense, net in the Company’s consolidated statement of operations. Additionally, the Company incurred debt issuance costs of approximately $1.8 million associated with the Second Amendment which were capitalized and, along with the current unamortized debt issuance costs, are being amortized to interest expense on a straight-line basis over remaining term of the Amended Credit Agreement.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average interest rate on outstanding U.S. dollar and euro-denominated borrowings under the revolving credit facility was approximately 7.4% and 5.2%, respectively, as of May 3, 2025.

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

As of May 3, 2025, after giving effect to the Third Amendment, the Company was in compliance with all the covenants in the Amended Credit Agreement. The fair value of borrowings under the Amended Credit Agreement approximates book value because the interest rate is variable.

Other debt

One of the Company’s European subsidiaries has debt that consists of one note with a maturity in 2031. The weighted-average interest rate was approximately 1.8% as of May 3, 2025 and $0.2 million of the debt was classified as short-term. The fair value of other debt was $1.3 million at May 3, 2025 and was based on Level 2 inputs on a non-recurring basis.

Scheduled maturities

As of May 3, 2025, scheduled principal payments of debt are as follows:

(in millions)
Fiscal Year:
2026	$0.2
2027	0.2
2028	319.6
2029	0.2
2030	0.2
Thereafter	0.3
Total	$320.7

Note 11. Income Taxes

Income tax provision

The U.S. and foreign components of pre-tax (loss) income and income tax expense (benefit) are as follows:

	Fiscal Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
(in millions)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Pre-tax (loss) income:
U.S.	$(118.3)	$(199.4)	$(3.6)
Foreign	68.2	71.3	93.7
Total pre-tax (loss) income	$(50.1)	$(128.1)	$90.1
Income tax expense (benefit):
Current:
U.S. (federal and state)	$(4.0)	$0.1	$0.1
Foreign	22.0	16.6	16.9
Total current expense	18.0	16.7	17.0
Deferred:
U.S. (federal and state)	(0.9)	(17.9)	(5.7)
Foreign	(4.6)	(3.6)	1.7
Total deferred benefit	(5.5)	(21.5)	(4.0)
Total income tax expense (benefit)	$12.5	$(4.8)	$13.0

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income tax expense (benefit) to the U.S. statutory federal income tax rate of 21% is as follows:

	Fiscal Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
(in millions)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Income tax at statutory rate	$(10.5)	$(26.9)	$18.9
Effect of:
State income taxes, net of federal benefit	(2.0)	(1.0)	—
Reorganization of a foreign owned subsidiary	—	—	(7.3)
Goodwill impairment	—	22.7	—
Interest	2.3	—	0.2
Withholding taxes	2.0	3.2	3.4
Non-deductible compensation	3.7	0.3	1.6
Foreign tax differential	(2.6)	(5.1)	(11.6)
U.S. tax on foreign income	11.5	3.5	2.9
Foreign investment tax credit	—	0.1	5.0
Research and development	(1.4)	(1.5)	(1.5)
Change in tax reserve	(4.0)	—	(0.6)
Change in valuation allowance	13.5	(1.0)	—
Tax rate change, foreign	—	—	0.2
Other, net	—	0.9	1.8
Income tax expense (benefit)	$12.5	$(4.8)	$13.0
Effective income tax rate	(25.0)%	3.7%	14.4%

The effective tax rate for fiscal 2025 differs from the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for deferred tax assets of $13.5 million and an unfavorable impact of U.S. tax on foreign income of $11.5 million primarily from global intangible low-tax income (“GILTI”), partially offset by a favorable decrease in tax reserves of $4.0 million. The valuation allowance was recorded as the Company determined that based on the evaluation of all available evidence that the recovery of some of its deferred tax assets was not more likely than not.

The Organization for Economic Cooperation and Development’s (“OECD”) Pillar II Initiative introduced a 15% global minimum tax for certain multinational groups exceeding minimum annual global revenue thresholds. Some countries in which the Company operates have enacted legislation adopting the minimum tax effective January 1, 2024. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. For fiscal 2025, the Company performed a calculation of an additional top-up tax under the safe harbor Pillar 2 Framework to determine the jurisdictions where the effective tax rate fell below the minimum threshold of 15%. This amount was not significant to the fiscal 2025 income tax provision for the Company.

In fiscal 2024, the effective income tax rate was favorably impacted by pre-tax losses in operations, the amount of income earned in foreign jurisdictions with lower tax rates of $5.1 million and research and development expenditures of $1.5 million. These are offset by non-deductible goodwill impairment of $22.7 million, withholding taxes of $3.2 million, and U.S. tax on foreign income of $3.5 million of which GILTI is the main component.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes and valuation allowances

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

(in millions)	May 3, 2025	April 27, 2024
Deferred tax liabilities:
Amortization	$(51.9)	$(56.5)
Foreign tax	(2.9)	(3.2)
Lease assets	(5.7)	(5.8)
Derivative financial instruments	—	(0.2)
Unrealized foreign exchange gain/loss	(1.9)	(0.5)
Deferred tax liabilities, gross	(62.4)	(66.2)
Deferred tax assets:
Deferred compensation and stock award amortization	6.9	9.0
Fixed assets	1.6	1.3
Inventory	8.6	5.9
Lease liabilities	6.4	5.9
Derivative financial instruments	0.9	—
Foreign investment tax credit	25.6	24.4
Research expenditures	8.3	6.3
Net operating loss carryforwards	14.8	13.2
Foreign tax credits	3.4	1.7
Interest carryforwards	12.3	7.9
Other	5.3	2.4
Deferred tax assets, gross	94.1	78.0
Less valuation allowance	(20.7)	(5.8)
Deferred tax assets, net of valuation allowance	73.4	72.2
Net deferred tax asset	$11.0	$6.0
Balance sheet classification:
Long-term asset	$37.8	$34.7
Long-term liability	(26.8)	(28.7)
Net deferred tax asset	$11.0	$6.0

The Company recorded a net deferred tax asset for U.S. and foreign income taxes of $11.0 million and $6.0 million as of May 3, 2025 and April 27, 2024, respectively. In assessing the realizability of the deferred tax assets, the Company considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. Ultimately, the realization of the deferred tax asset is dependent upon the generation of sufficient earnings in future periods in which these temporary items can be utilized. In that regard, the Company recorded a valuation allowance of $20.7 million related to federal, state, and foreign net operating loss carryovers and other credits as it determined that these deferred tax assets are not more likely than not to be realized.

As of May 3, 2025, the Company had available $31.6 million of federal, $98.0 million of state and $0.6 million of foreign gross operating loss carryforwards with a valuation allowance of $25.9 million for federal, $90.0 million for state and $0.0 million for foreign. The U.S. federal net operating loss carryforwards will substantially start to expire in 2028 and beyond. The state net operating loss carryforwards will substantially start to expire in 2036 and beyond. Total unused credits are $29.2 million as of May 3, 2025, the majority of which can be carried forward indefinitely.

Indefinite reinvestment

The Company has not provided for deferred income taxes on the undistributed earnings of foreign subsidiaries except for certain identified amounts. The amount the Company expects to repatriate is based on a variety of factors including current year earnings of the foreign subsidiaries, foreign investment needs, and U.S. cash flow considerations. The Company considers the remaining undistributed foreign earnings that are not specifically identified of approximately $332.1 million to be indefinitely reinvested. It is not practicable to determine the amount of deferred tax liability on such foreign earnings as the actual tax liability is dependent on circumstances that exist when the remittance occurs.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized tax benefits

The Company operates in multiple jurisdictions throughout the world and the income tax returns of its subsidiaries in various jurisdictions are subject to periodic examination by the tax authorities. The Company regularly assesses the status of these examinations and the various outcomes to determine the adequacy of its provision for income taxes. The amount of gross unrecognized tax benefits totaled $0.8 million and $4.4 million as of May 3, 2025 and April 27, 2024, respectively. The amount for May 3, 2025, of unrecognized benefits that, if recognized, would favorably impact the effective tax rate if resolved in the Company’s favor is $0.6 million. The Company recognizes interest and penalties related to income tax uncertainties in income tax expense. Accrued interest and penalties were $0.1 million and $0.4 million at May 3, 2025 and April 27, 2024, respectively.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(in millions)	May 3, 2025	April 27, 2024
Balance at beginning of period	$4.4	$4.5
Increases for positions related to the current year	0.3	0.2
Lapsing of statutes of limitations	(3.9)	(0.3)
Balance at end of period	$0.8	$4.4

At May 3, 2025, the expected change to the total amount of unrecognized tax benefits in the next twelve months is approximately $0.2 million due to potential expiration of statute of limitations.

The U.S. federal statute of limitations remains open for fiscal years ended on or after 2022 and for state tax purposes on or after fiscal year 2021. Tax authorities may have the ability to review and adjust net operating losses or tax credits that were generated prior to these fiscal years. In the major foreign jurisdictions, fiscal 2021 and subsequent periods remain open and subject to examination by taxing authorities.

Note 12. Commitments and Contingencies

Environmental matters

The Company is not aware of any potential unasserted environmental claims that may be brought against us. The Company is involved in environmental investigations and/or remediation at two of its United States plant sites no longer used for operations and one currently operating site in Mexico. The Company uses environmental consultants to assist us in evaluating its environmental liabilities in order to establish appropriate accruals in its consolidated financial statements. Accruals are recorded when environmental remediation is probable and the costs can be reasonably estimated. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time remediation may require, the complexity of environmental regulations and the advancement of remediation technology. Considering these factors, the Company has estimated (without discounting) the costs of remediation. Recovery from insurance or other third parties is not anticipated. The Company is not yet able to determine when such remediation activity will be complete, but estimates for certain remediation efforts are projected through fiscal 2026.

As of May 3, 2025 and April 27, 2024, the Company had accruals, primarily based upon independent estimates, for environmental matters of $1.0 million and $0.9 million, respectively. The accrual as of May 3, 2025 consists of $0.7 million classified in other accrued expenses and the remainder was included in other long-term liabilities on the consolidated balance sheet. The accrual as of April 27, 2024 consists of $0.6 million classified in other accrued expenses and the remainder was included in other long-term liabilities on the consolidated balance sheets. The Company believes the provisions made for environmental matters are adequate to satisfy liabilities relating to such matters, however it is reasonably possible that costs could exceed accrued amounts if the selected methods of remediation do not reduce the contaminates at the sites to levels acceptable to federal and state regulatory agencies.

In fiscal 2025, fiscal 2024 and fiscal 2023, the Company spent $0.6 million, $0.9 million and $1.1 million, respectively, on remediation cleanups and related studies. The costs associated with environmental matters as they relate to day-to-day activities were not material in fiscal 2025, fiscal 2024 or fiscal 2023.

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

SEC Investigation

The Company received subpoenas from the SEC dated November 1, 2024 and March 12, 2025 seeking documents and information relating to, among other things, the Company’s operations in certain foreign countries, certain financial and accounting matters relating thereto, compliance with the Foreign Corrupt Practices Act and other anti-corruption laws, material weaknesses in the Company’s internal control over financial reporting previously reported in its public filings, deficiencies and significant deficiencies in the Company’s internal control over financial reporting, accounting and finance policies and procedures and other accounting and finance matters including new business bookings, certain financial metrics and performance indicators, performance relative to targets and guidance for certain periods, executive compensation policies and amounts, hotline tips and complaints, and terminations or resignations of company executives. The Company is cooperating with the SEC. The subpoenas and related investigation or other future requests for information have resulted and could result in future costs to the Company, including the expenditure of financial and managerial resources. In addition, this request may lead to the assertion of claims or the commencement of legal proceedings against the Company, which in turn may lead to material fines, penalties or other liabilities. However, at this time, the Company is unable to reasonably estimate an amount or range of reasonably possible loss, if any, that may result from these matters.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Shareholders’ Equity

Share buyback programs

On March 31, 2021, as subsequently amended on June 16, 2022, the Board of Directors authorized the purchase of up to $200.0 million of the Company’s outstanding common stock through June 14, 2024 (the “2021 Buyback Authorization”). On June 13, 2024, the Board of Directors authorized a new share buyback authorization, that commenced on June 17, 2024, for the purchase of up to $200.0 million (the “2024 Buyback Authorization”) of the Company’s outstanding common stock through June 17, 2026. Purchases may be made in private transactions or on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934.The Company has not made any purchases under the 2024 Buyback Authorization.

The following table summarizes the activity under the 2021 Buyback Authorization:

	Fiscal Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
Shares purchased	136,000	627,586	1,197,236
Average price per share	$11.55	$21.93	$40.14
Total cost (in millions)	$1.6	$13.8	$48.1

Prior to its expiration, a total of 3,553,961 shares were purchased under the 2021 Buyback Program at a total cost of $134.6 million. All purchased shares were retired and are reflected as a reduction of common stock for the par value of shares, with the excess applied as a reduction to retained earnings. No further shares can be purchased under the 2021 Buyback Authorization. No shares have been purchased under the 2024 Buyback Authorization. As of May 3, 2025, the dollar value of shares that remained available to be purchased by the Company under the 2024 Buyback Program was $200.0 million.

Dividends

The Company paid dividends totaling $20.4 million in fiscal 2025, $19.9 million in fiscal 2024 and $19.8 million in fiscal 2023. Dividends paid in fiscal 2025 and fiscal 2024 include $0.9 million and $0.4 million of dividend equivalent payments for restricted stock units that vested.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in accumulated other comprehensive income (loss), net of tax is shown below:

(in millions)	Currency translation adjustments (1)	Derivative instruments	Total
Balance as of April 30, 2022	$(30.5)	$3.7	$(26.8)
Other comprehensive income (loss) before reclassifications	12.9	(3.8)	9.1
Amounts reclassified from accumulated other comprehensive income (loss)	(2.1)	—	(2.1)
Tax benefit (expense)	(0.1)	0.9	0.8
Net current period other comprehensive income (loss)	10.7	(2.9)	7.8
Balance as of April 29, 2023	(19.8)	0.8	(19.0)
Other comprehensive loss before reclassifications	(18.1)	(1.3)	(19.4)
Tax benefit	1.4	0.3	1.7
Net current period other comprehensive loss	(16.7)	(1.0)	(17.7)
Balance as of April 27, 2024	(36.5)	(0.2)	(36.7)
Other comprehensive income (loss)	9.7	(1.8)	7.9
Tax (expense) benefit	(1.4)	0.4	(1.0)
Net current period other comprehensive income (loss)	8.3	(1.4)	6.9
Balance as of May 3, 2025	$(28.2)	$(1.6)	$(29.8)

(1) Includes foreign currency gains and losses related to debt designated as a net investment hedge. See Note 8, "Derivative Financial Instruments and Hedging Activities" for additional information.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation

The Company has granted stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock awards to employees and non-employee directors under the Methode Electronics, Inc. 2022 Omnibus Incentive Plan (“2022 Plan”), the Methode Electronics, Inc. 2014 Omnibus Incentive Plan (“2014 Plan”) and the Methode Electronics, Inc. 2010 Stock Plan (“2010 Plan”). The Company’s stockholders approved the 2022 Plan on September 14, 2022. The Company can no longer make grants under the 2014 Plan and 2010 Plan.

Subject to adjustment as provided in the 2022 Plan and the 2022 Plan’s share counting provisions, the number of shares of the Company’s common stock that are available for all awards under the 2022 Plan is 5,550,000, less one share for every one share of common stock subject to an option or SAR award granted after April 30, 2022 under the 2014 Plan and 2.28 shares for every one share that was subject to an award other than an option or SAR granted after April 30, 2022 under the 2014 Plan. As of May 3, 2025, there were approximately 3.5 million shares available for award under the 2022 Plan.

Stock-based compensation expense

All stock-based payments to employees and directors are recognized in selling and administrative expenses on the consolidated statements of operations. Awards subject to graded vesting are recognized using the accelerated recognition method over the requisite service period. The table below summarizes the stock-based compensation expense related to the equity awards:

	Fiscal Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
(in millions)	(53 Weeks)	(52 Weeks)	(52 Weeks)
RSUs	$5.2	$2.0	$9.9
PSUs	0.7	—	—
Deferred non-employee director awards	0.9	1.0	1.0
Non-employee director awards	0.6	0.6	0.6
Total stock-based compensation expense	$7.4	$3.6	$11.5

Restricted stock awards (RSAs)

As of May 3, 2025, the Company had 710,349 RSAs outstanding which were subject to the achievement of an EBITDA measure for fiscal 2025. Since the grant of these RSAs, no compensation expense had been recognized as the performance conditions were not probable of being met. The following table summarizes the RSA activity:

	Restricted stock awards	Weighted average grant date fair value
Non-vested at April 30, 2022	928,412	$28.50
Awarded	21,262	$38.41
Vested	—	$—
Forfeited	(16,000)	$28.28
Non-vested at April 29, 2023	933,674	$28.73
Awarded	—	$—
Vested	—	$—
Forfeited	(144,000)	$28.28
Non-vested at April 27, 2024	789,674	$28.81
Awarded	—	$—
Vested	—	$—
Forfeited	(79,325)	$28.28
Non-vested at May 3, 2025	710,349	$28.87

The EBITDA performance measure for fiscal 2025 was not met and the outstanding RSAs were cancelled in June 2025.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock units (RSUs)

RSUs granted vest over a pre-determined period of time, up to five years from the date of grant. The fair value of the RSUs granted are based on the closing stock price on the date of grant and earn dividend equivalents during the vesting periods, which are forfeitable if the RSUs don’t vest. The following table summarizes RSU activity:

	Restricted stock units	Weighted average grant date fair value
Non-vested at April 30, 2022	936,391	$29.16
Awarded	127,277	$40.11
Vested	(264,133)	$30.14
Forfeited	(28,868)	$33.53
Non-vested at April 29, 2023	770,667	$30.47
Awarded	389,966	$21.48
Vested	(36,221)	$42.72
Forfeited	(182,772)	$29.65
Non-vested at April 27, 2024	941,640	$26.43
Awarded	441,353	$11.09
Conversion of cash bonus to RSUs	160,401	$12.87
Vested	(735,309)	$24.28
Forfeited	(187,535)	$22.71
Non-vested at May 3, 2025	620,550	$15.31

In July 2024, 160,401 RSUs were awarded in exchange for cash bonuses earned by certain employees. These RSUs vested in March 2025. As the expense associated with the cash bonuses was previously recognized in fiscal 2024, there was no incremental expense to be recognized for these RSUs. The Company reclassified $2.1 million from accrued employee liabilities to additional paid-in capital on its consolidated balance sheets related to the conversion of the cash bonuses to RSUs.

As of May 3, 2025, there were 147,329 RSUs that vested for which shares were issued in the first quarter of fiscal 2026. As of May 3, 2025, unrecognized share-based compensation expense for RSUs was $4.1 million which will be recognized over a weighted-average amortization period of 1.4 years.

Performance stock units (PSUs)

In fiscal 2025, the Company granted 208,661 PSUs which will vest upon the achievement of a total stockholder return (“TSR”) measure based on the growth in the Company’s stock price over a three-year performance period that ends April 30, 2027. The number of shares to be issued may range from 0% to a maximum of 200% of the PSUs granted. The Company estimated the grant date fair value of the PSUs using the Monte Carlo simulation model, as the TSR metric and changes in stock price are considered market conditions under ASC 718. The following table provides a summary of the weighted-average assumptions for the PSUs granted:

Assumptions
Expected volatility	52.40%
Risk free interest rate	4.07%
Expected term (in years)	2.72
Grant date fair value	$14.09

The PSUs earn dividend equivalents during the vesting periods, which are forfeitable if the PSUs do not vest. As of May 3, 2025, unrecognized share-based compensation expense for the PSUs was $2.2 million, which is expected to be recognized over a weighted average period of approximately 2.2 years. The following table summarizes PSU activity:

	Performance stock units	Weighted average grant date fair value
Non-vested at April 27, 2024	—	$—
Awarded	208,661	$14.09
Vested	—	$—
Forfeited	—	$—
Non-vested at May 3, 2025	208,661	$14.09

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-employee director stock awards

The Company grants stock awards to its non-employee directors as a component of their compensation. The stock awards vest immediately upon grant. Non-employee directors may elect to defer receipt of their shares under the Company’s non-qualified deferred compensation plan. The following table summarizes awards granted to non-employee directors:

	Non-employee director awards	Deferred non-employee director awards	Total	Weighted average grant date fair value
Outstanding at April 30, 2022	—	17,956	17,956	$47.35
Awarded	15,540	27,794	43,334	$36.13
Issued	(15,540)	—	(15,540)	$36.04
Outstanding at April 29, 2023	—	45,750	45,750	$40.56
Awarded	16,804	31,569	48,373	$32.72
Issued	(16,804)	—	(16,804)	$33.33
Outstanding at April 27, 2024	—	77,319	77,319	$37.23
Awarded	56,680	93,749	150,429	$9.86
Issued	(56,680)	(23,756)	(80,436)	$10.49
Non-vested at May 3, 2025	—	147,312	147,312	$22.39

Stock options

The following table summarizes stock option activity:

	Stock options	Weighted average exercise price	Weighted- average life (years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at April 30, 2022	60,000	$37.01	2.2	$0.5
Exercised	(40,000)	$37.01
Forfeited	—	$—
Outstanding and exercisable at April 29, 2023	20,000	$37.01	1.2	$0.1
Exercised	—	$—
Forfeited	(12,000)	$37.01
Outstanding and exercisable at April 27, 2024	8,000	$37.01	0.2	$0.0
Exercised	—	$—
Forfeited	(8,000)	$37.01
Outstanding and exercisable at May 3, 2025	—	$—	0.0	$0.0

Note 14. (Loss) Income Per Share

Basic (loss) income per share attributable to Methode is calculated by dividing net (loss) income attributable to Methode, by the number of weighted average common shares outstanding for the applicable period, but excludes any contingently issued shares where the contingency has not been resolved. The weighted average number of common shares used in the diluted (loss) income per share calculation is determined using the treasury stock method which includes the effect of all potential dilutive common shares outstanding during the period.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted (loss) income per share:

	Fiscal Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Numerator:
Net (loss) income attributable to Methode (in millions)	$(62.6)	$(123.3)	$77.1

Denominator:
Denominator for basic income per share - weighted average shares outstanding and vested/unissued RSUs	35,330,586	35,470,471	36,016,686
Dilutive potential common shares	—	—	758,749
Denominator for diluted income per share	35,330,586	35,470,471	36,775,435

(Loss) income per share attributable to Methode:
Basic	$(1.77)	$(3.48)	$2.14
Diluted	$(1.77)	$(3.48)	$2.10

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1,156,752	1,429,229	938,281

In fiscal 2025 and 2024, all potential common shares issuable for stock options, PSUs and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 230,000 and 535,378 common shares, respectively, for fiscal 2025 and 2024.

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

Corporate and intersegment eliminations do not meet the requirements for being classified as an operating segment. Corporate costs include various support functions, such as accounting/finance, executive administration, human resources, information technology and legal.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1, “Description of Business and Summary of Significant Accounting Policies.” The CODM allocates resources to and evaluates the performance of each operating segment based on operating income. Operating income or loss is used to monitor budget versus actual results and year-over-year actual results to inform the decisions of how to allocate capital and resources within the Company. Transfers between segments are recorded using internal transfer prices set by the Company.

The tables below present information about the Company’s reportable segments.

	Fiscal Year Ended May 3, 2025 (53 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$522.3	$527.1	$51.8	$—	$(53.1)	$1,048.1
Transfers between segments	(13.4)	(39.7)	—	—	53.1	—
Net sales to unaffiliated customers	508.9	487.4	51.8	—	—	1,048.1
Cost of products sold	504.2	343.2	39.1	—	(1.8)	884.7
Selling and administrative expenses	43.3	39.9	2.4	—	78.3	163.9
Amortization of intangibles	9.1	14.3	—	—	—	23.4
Income (loss) from operations	$(47.7)	$90.0	$10.3	$—	$(76.5)	$(23.9)
Interest expense, net						22.0
Other expense, net						4.2
Pre-tax loss						$(50.1)

Purchases of property, plant and equipment	$33.2	$8.3	$—	$—	$0.1	$41.6

Depreciation expense	$24.9	$8.8	$0.2	$—	$1.2	$35.1

Identifiable assets	$596.0	$594.6	$62.4	$—	$52.8	$1,305.8

	Fiscal Year Ended April 27, 2024 (52 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$610.6	$493.4	$53.9	$2.4	$(45.8)	$1,114.5
Transfers between segments	(12.4)	(33.3)	(0.1)	—	45.8	—
Net sales to unaffiliated customers	598.2	460.1	53.8	2.4	—	1,114.5
Cost of products sold	567.8	322.4	43.5	2.6	(0.6)	935.7
Selling and administrative expenses	55.5	34.1	3.4	2.8	65.1	160.9
Goodwill impairment	105.9	—	—	—	—	105.9
Amortization of intangibles	9.2	14.8	—	—	—	24.0
Income (loss) from operations	$(140.2)	$88.8	$6.9	$(3.0)	$(64.5)	$(112.0)
Interest expense, net						16.7
Other income, net						(0.6)
Pre-tax loss						$(128.1)

Purchases of property, plant and equipment	$41.4	$7.4	$0.8	$—	$0.6	$50.2

Depreciation expense	$23.2	$7.9	$0.3	$0.2	$2.3	$33.9

Identifiable assets	$592.7	$604.5	$67.1	$0.2	$139.0	$1,403.5

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended April 29, 2023 (52 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$742.1	$403.2	$55.1	$3.6	$(24.4)	$1,179.6
Transfers between segments	(5.9)	(18.3)	(0.2)	—	24.4	—
Net sales to unaffiliated customers	736.2	384.9	54.9	3.6	—	1,179.6
Cost of products sold	610.0	257.1	45.6	4.1	(1.3)	915.5
Selling and administrative expenses	49.8	25.3	3.8	5.6	70.4	154.9
Amortization of intangibles	9.4	9.4	—	—	—	18.8
Income (loss) from operations	$67.0	$93.1	$5.5	$(6.1)	$(69.1)	$90.4
Interest expense, net						2.7
Other income, net						(2.4)
Pre-tax income						$90.1

Purchases of property, plant and equipment	$31.8	$7.7	$0.1	$0.1	$2.3	$42.0

Depreciation expense	$22.3	$5.1	$0.2	$1.0	$2.1	$30.7

Identifiable assets	$700.2	$672.3	$127.2	$6.2	$73.2	$1,579.1

The following tables set forth net sales and tangible long-lived assets by geographic area where the Company operates. Tangible long-lived assets include property, plant and equipment and operating lease assets.

	Fiscal Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
(in millions)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Net sales:
U.S.	$445.2	$475.6	$472.6
Malta	202.0	179.5	201.2
Finland	58.2	66.5	—
China	125.9	196.3	239.9
Egypt	99.9	73.5	72.6
Other	116.9	123.1	193.3
Total net sales	$1,048.1	$1,114.5	$1,179.6

(in millions)	May 3, 2025	April 27, 2024
Tangible long-lived assets, net:
U.S.	$71.7	$65.2
Malta	42.5	42.8
Egypt	45.9	43.8
China	22.6	22.5
Mexico	19.6	21.7
Belgium	20.3	19.3
Other	22.7	23.5
Total tangible long-lived assets, net	$245.3	$238.8

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Leases

The Company leases real estate, automobiles and certain equipment under both operating and finance leases. The Company does not have any significant arrangements where it is the lessor. The majority of the Company’s global lease portfolio represents leases of real estate, such as manufacturing facilities, warehouses and buildings. As of May 3, 2025, the Company’s leases have remaining lease terms of up to 28.3 years, some of which include optional renewals or terminations, which are considered in the Company’s assessments when such options are reasonably certain to be exercised. Any variable payments related to the lease will be recorded as lease expense when and as incurred. The Company’s lease payments are largely fixed. As of May 3, 2025, the operating leases that the Company has signed but have not yet commenced are immaterial.

In addition to the operating lease assets presented on the consolidated balance sheets, assets under finance leases of $0.5 million and $0.5 million are included in property, plant and equipment, net on the consolidated balance sheets as of May 3, 2025 and April 27, 2024, respectively. Finance lease obligations were $0.5 million and $0.5 million as of May 3, 2025 and April 27, 2024, respectively, and are split between other accrued expenses for the short-term portion and other long-term liabilities for the long-term portion on the consolidated balance sheets. The Company had an immaterial amount of finance lease expense in the years ended May 3, 2025 and April 27, 2024.

The components of lease expense were as follows:

	Fiscal Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
(in millions)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Lease cost:
Operating lease cost	$9.9	$10.6	$9.5
Variable lease cost	2.0	1.7	0.7
Total lease cost	$11.9	$12.3	$10.2

Supplemental cash flow and other information related to operating leases was as follows:

	Fiscal Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Operating cash flows:
Cash paid related to operating lease obligations, including lease termination payment (in millions)	$9.3	$9.6	$8.8
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations (in millions)	$6.4	$6.7	$11.7
Weighted-average remaining lease term (years)	3.9	4.6	5.1
Weighted-average discount rate	5.5%	5.4%	5.2%

Maturities of operating lease liabilities as of May 3, 2025, are shown below:

(in millions)
Fiscal Year:
2026	$8.3
2027	7.7
2028	5.4
2029	2.8
2030	1.4
Thereafter	3.0
Total lease payments	28.6
Less: imputed interest	(3.0)
Present value of lease liabilities	$25.6

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Related Party Transactions

The Company’s former Interim Chief Executive Officer, Kevin Nystrom, is a partner and managing director of AlixPartners, LLP (“AlixPartners”), a business advisory firm that currently provides a number of consulting services to the Company. The Company’s former Interim Chief Financial Officer, David Rawden, is a director of AlixPartners. In the year ended May 3, 2025 and April 27, 2024, the Company recognized $9.8 million and $1.4 million, respectively, of expense in selling and administrative expenses for consulting services provided by AlixPartners.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

(in millions)

Description	Balance at beginning of period	(Benefits)/ charges to income	Deductions	Foreign exchange translation	Balance at end of period
Fiscal Year Ended May 3, 2025 (53 Weeks)
Allowance for uncollectible accounts	$1.4	$2.7	$(1.1)	$—	$3.0
Inventory obsolescence reserves	$25.9	$20.4	$(17.8)	$0.4	$28.9
Deferred tax valuation allowance	$5.8	$14.9	$—	$—	$20.7

Fiscal Year Ended April 27, 2024 (52 Weeks)
Allowance for uncollectible accounts	$1.3	$0.3	$(0.2)	$—	$1.4
Inventory obsolescence reserves	$20.8	$10.4	$(5.7)	$0.4	$25.9
Deferred tax valuation allowance	$6.8	$(1.0)	$—	$—	$5.8

Fiscal Year Ended April 29, 2023 (52 Weeks)
Allowance for uncollectible accounts	$1.0	$0.3	$—	$—	$1.3
Inventory obsolescence reserves	$16.9	$7.8	$(3.9)	$—	$20.8
Deferred tax valuation allowance	$6.8	$—	$—	$—	$6.8