Form 10-Q
period 2025-08-02
METHODE ELECTRONICS INC
filed 2025-09-09
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended August 2, 2025

or

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

At September 5, 2025, the registrant had 35,217,142 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended
	August 2, 2025	July 27, 2024
	(13 Weeks)	(13 Weeks)
Net sales	$240.5	$258.5

Cost of products sold	197.0	213.9

Gross profit	43.5	44.6

Selling and administrative expenses	36.6	46.2
Amortization of intangibles	5.8	5.9

Income (loss) from operations	1.1	(7.5)

Interest expense, net	5.9	4.8
Other expense, net	1.3	0.8

Pre-tax loss	(6.1)	(13.1)

Income tax expense	4.2	5.2

Net loss	$(10.3)	$(18.3)

Loss per share:
Basic	$(0.29)	$(0.52)
Diluted	$(0.29)	$(0.52)

Cash dividends per share	$0.07	$0.14

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)

	Three Months Ended
	August 2, 2025	July 27, 2024
	(13 Weeks)	(13 Weeks)
Net loss	$(10.3)	$(18.3)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6.3	2.1
Derivative financial instruments	0.5	(1.7)
Other comprehensive income	6.8	0.4
Comprehensive loss	$(3.5)	$(17.9)

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	August 2, 2025	May 3, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121.1	$103.6
Accounts receivable, net	215.6	241.0
Inventories	190.9	194.1
Income tax receivable	5.7	4.1
Prepaid expenses and other current assets	15.9	17.1
Total current assets	549.2	559.9
Long-term assets:
Property, plant and equipment, net	224.5	221.6
Goodwill	173.9	172.7
Other intangible assets, net	234.9	238.4
Operating lease right-of-use assets, net	22.1	23.7
Deferred tax assets	37.8	37.8
Pre-production costs	28.7	31.7
Other long-term assets	20.2	20.0
Total long-term assets	742.1	745.9
Total assets	$1,291.3	$1,305.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$123.5	$125.9
Accrued employee liabilities	25.9	32.0
Other accrued liabilities	45.6	50.2
Short-term operating lease liabilities	7.4	7.4
Short-term debt	0.2	0.2
Income tax payable	17.0	17.5
Total current liabilities	219.6	233.2
Long-term liabilities:
Long-term debt	323.2	317.4
Long-term operating lease liabilities	16.8	18.2
Other long-term liabilities	16.7	16.9
Deferred tax liabilities	26.9	26.8
Total long-term liabilities	383.6	379.3
Total liabilities	603.2	612.5
Shareholders' equity:
Common stock, $0.50 par value, 100,000,000 shares authorized, 36,563,766 shares and 37,151,365 shares issued as of August 2, 2025 and May 3, 2025, respectively	18.3	18.6
Additional paid-in capital	193.3	191.8
Accumulated other comprehensive loss	(23.0)	(29.8)
Treasury stock, 1,346,624 shares as of August 2, 2025 and May 3, 2025	(11.5)	(11.5)
Retained earnings	511.0	524.2
Total shareholders' equity	688.1	693.3
Total liabilities and shareholders' equity	$1,291.3	$1,305.8

See notes to condensed consolidated financial statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions, except share data)

	Three Months Ended August 2, 2025 (13 Weeks)
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of May 3, 2025	37,151,365	$18.6	$191.8	$(29.8)	$(11.5)	$524.2	$693.3
Issuance of restricted stock, net of tax withholding	122,750	0.1	(0.1)	—	—	(0.4)	(0.4)
Cancellation of restricted stock	(710,349)	(0.4)	0.4	—	—	—	—
Stock-based compensation expense	—	—	1.2	—	—	—	1.2
Other comprehensive income	—	—	—	6.8	—	—	6.8
Net loss	—	—	—	—	—	(10.3)	(10.3)
Dividends on common stock	—	—	—	—	—	(2.5)	(2.5)
Balance as of August 2, 2025	36,563,766	$18.3	$193.3	$(23.0)	$(11.5)	$511.0	$688.1

	Three Months Ended July 27, 2024 (13 Weeks)
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of April 27, 2024	36,650,909	$18.3	$183.6	$(36.7)	$(11.5)	$612.3	$766.0
Issuance of restricted stock, net of tax withholding	156,100	0.1	(0.1)	—	—	(0.5)	(0.5)
Cancellation of restricted stock	(79,325)	—	—	—	—	—	—
Conversion of cash bonus to RSUs	—	—	2.0	—	—	—	2.0
Purchases of common stock	(136,000)	(0.1)	—	—	—	(1.5)	(1.6)
Stock-based compensation expense	—	—	1.3	—	—	—	1.3
Other comprehensive income	—	—	—	0.4	—	—	0.4
Net loss	—	—	—	—	—	(18.3)	(18.3)
Dividends on common stock	—	—	—	—	—	(4.9)	(4.9)
Balance as of July 27, 2024	36,591,684	$18.3	$186.8	$(36.3)	$(11.5)	$587.1	$744.4

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Three Months Ended
	August 2, 2025	July 27, 2024
	(13 Weeks)	(13 Weeks)
Operating activities:
Net loss	$(10.3)	$(18.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14.9	14.1
Stock-based compensation expense	1.2	2.2
Amortization of debt issuance costs	0.3	0.2
Partial write-off of unamortized debt issuance costs	0.6	1.2
Gain on sale of property, plant and equipment	(0.5)	—
Impairment of long-lived assets	—	0.3
Inventory obsolescence	1.7	2.0
Change in deferred income taxes	0.5	(0.5)
Other	(1.0)	0.3
Changes in operating assets and liabilities:
Accounts receivable	28.3	14.4
Inventories	2.8	(35.1)
Prepaid expenses and other assets	6.2	(5.8)
Accounts payable	(6.2)	32.4
Other liabilities	(13.4)	3.5
Net cash provided by operating activities	25.1	10.9

Investing activities:
Purchases of property, plant and equipment	(7.1)	(13.6)
Proceeds from sale of property, plant and equipment	1.3	—
Net cash used in investing activities	(5.8)	(13.6)

Financing activities:
Taxes paid related to net share settlement of equity awards	(0.4)	(0.5)
Repayments of finance leases	(0.1)	(0.1)
Debt issuance costs	(1.6)	(1.8)
Purchases of common stock	—	(1.6)
Cash dividends	(2.8)	(5.1)
Proceeds from borrowings	78.5	—
Repayments of borrowings	(78.1)	(39.1)
Net cash used in financing activities	(4.5)	(48.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2.7	0.7
Increase (decrease) in cash and cash equivalents	17.5	(50.2)
Cash and cash equivalents at beginning of the period	103.6	161.5
Cash and cash equivalents at end of the period	$121.1	$111.3

Supplemental cash flow information:
Cash paid during the period for:
Interest	$4.8	$3.3
Income taxes, net of refunds	$5.7	$3.7
Operating lease obligations	$2.2	$2.3

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

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments, except as otherwise disclosed) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows of the Company for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended May 3, 2025, filed with the SEC on July 9, 2025. Results may vary from quarter to quarter for reasons other than seasonality.

Financial reporting periods

The Company’s fiscal year ends on the Saturday closest to April 30 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The current fiscal year ending May 2, 2026 is a 52-week fiscal year. The three months ended August 2, 2025 and July 27, 2024 were both 13-week periods.

Use of estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates and assumptions are subject to an inherent degree of uncertainty and may change, as new events occur, and additional information is obtained. As a result, actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

Recent accounting pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU No. 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The Company will include the disclosures required under ASU No. 2023-09 in its Annual Report on Form 10-K for the fiscal year ending May 2, 2026. The Company expects the adoption to only impact its financial statement disclosures.

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

Summary of significant accounting policies

The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Form 10-K for the year ended May 3, 2025. There have been no material changes to the significant accounting policies in the three months ended August 2, 2025.

Foreign currency translation

The functional currencies of the majority of the Company’s foreign subsidiaries are their local currencies. The results of operations of these foreign subsidiaries are translated into U.S. dollars using average monthly rates, while the assets and liabilities are translated using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss (“AOCL”). Gains and losses arising from transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions, are included in the condensed consolidated statements of operations in other expense, net. Net foreign exchange loss was $1.5 million in the three months ended August 2, 2025, compared to $0.6 million in the three months ended July 27, 2024.

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

Revenue associated with products which the Company believes have no alternative use (such as highly customized parts), and where the Company has an enforceable right to payment, are recognized over time. Revenue is recognized based on progress to date, which is typically ratably over the production process through transfer of control to the customer.

The Company’s payment terms with its customers are typically 30-60 days from the time control transfers. As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” to not assess whether a contract has a significant financing component.

Contract balances

The Company receives payment from customers based on the contractual billing schedule and specific performance requirements established in the contract. Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when an entity has received consideration, or the amount is due from the customer in advance of revenue recognition. Contract assets and contract liabilities are recognized in other current assets and other accrued liabilities, respectively, in the condensed consolidated balance sheets and were immaterial as of August 2, 2025 and May 3, 2025.

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

	Three Months Ended August 2, 2025 (13 Weeks)
(in millions)	Automotive	Industrial	Interface	Total
Geographic net sales:
North America	$36.6	$44.1	$10.9	$91.6
Europe, the Middle East & Africa ("EMEA")	61.6	50.2	—	111.8
Asia	7.9	29.2	—	37.1
Total net sales	$106.1	$123.5	$10.9	$240.5
Timing of revenue recognition:
Goods transferred at a point in time	$102.6	$123.5	$10.9	$237.0
Goods transferred over time	3.5	—	—	3.5
Total net sales	$106.1	$123.5	$10.9	$240.5

	Three Months Ended July 27, 2024 (13 Weeks)
(in millions)	Automotive	Industrial	Interface	Total
Geographic net sales:
North America	$66.3	$45.3	$12.2	$123.8
EMEA	59.3	39.6	—	98.9
Asia	9.2	26.6	—	35.8
Total net sales	$134.8	$111.5	$12.2	$258.5
Timing of revenue recognition:
Goods transferred at a point in time	$132.2	$111.5	$12.2	$255.9
Goods transferred over time	2.6	—	—	2.6
Total net sales	$134.8	$111.5	$12.2	$258.5

Note 3. Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges includes costs related to restructuring actions taken by the Company as well as long-lived asset impairments.

The Company continually monitors market factors and industry trends and may take restructuring actions to reduce overall costs and improve operational profitability as appropriate. Restructuring actions generally result in charges for employee termination benefits, plant closures, asset impairments and contract termination costs.

Components of restructuring and asset impairment charges were as follows:

	Three Months Ended
	August 2, 2025	July 27, 2024
(in millions)	(13 Weeks)	(13 Weeks)
Employee termination benefits	$0.9	$0.3
Asset impairment charges	—	0.3
Total	$0.9	$0.6

The table below presents restructuring and asset impairment charges by reportable segment.

	Three Months Ended
	August 2, 2025	July 27, 2024
(in millions)	(13 Weeks)	(13 Weeks)
Automotive	$0.7	$0.3
Industrial	—	—
Interface	—	—
Eliminations/Corporate	0.2	0.3
Total	$0.9	$0.6
Recognized in:
Cost of products sold	$—	$0.3
Selling and administrative expenses	0.9	0.3
	$0.9	$0.6

The Company’s restructuring liability was $0.5 million and $0.7 million as of August 2, 2025 and May 3, 2025, respectively. Estimates of restructuring costs are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring costs, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals. The Company may take additional restructuring actions in future periods based upon market conditions and industry trends.

Note 4. Income Taxes

For the three months ended August 2, 2025, the Company utilized the discrete effective tax rate method, treating the year-to-date period as if it was the annual period to calculate its interim income tax provision, as allowed by ASC 740-270-30-18, “Income Taxes-Interim Reporting.” The Company concluded it could not use the estimated annual effective tax rate method as it could not calculate a reliable estimate of the annual effective tax rate due to it being highly sensitive to minor changes in the forecasted amounts, thus generating significant variability in the estimated annual effective tax rate and distorting the customary relationship between income tax expense and pre-tax loss in interim periods.

The Company’s income tax expense and effective tax rate for the three months ended August 2, 2025 and July 27, 2024 were as follows:

	Three Months Ended
	August 2, 2025	July 27, 2024
($ in millions)	(13 Weeks)	(13 Weeks)
Pre-tax loss	$(6.1)	$(13.1)
Income tax expense	4.2	5.2
Effective tax rate	(68.9)%	(39.7)%

The effective tax rate for the three months ended August 2, 2025 differs from the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for deferred tax assets of $1.7 million, an unfavorable impact from global intangible low-tax income (“GILTI”) and non-deductible interest, partially offset by the impact of income derived from foreign operations with lower statutory tax rates. The effective tax rate for the three months ended July 27, 2024 differs from the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for deferred tax assets of $4.3 million and an unfavorable impact from GILTI, partially offset by the impact of income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions. The valuation allowance was recorded as the Company determined that based on the evaluation of all available evidence that the recovery of some of its deferred tax assets was not more likely than not.

The Organization for Economic Cooperation and Development’s (“OECD”) Pillar II Initiative introduced a 15% global minimum tax for certain multinational groups exceeding minimum annual global revenue thresholds. Some countries in which the Company operates have enacted legislation adopting the minimum tax effective January 1, 2024. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. For fiscal 2026, the Company performed a calculation of an additional top-up tax under the safe harbor Pillar 2 Framework to determine the jurisdictions where the effective tax rate fell below the minimum threshold of 15% and included the results in income tax expense for the period.

The Company’s gross unrecognized income tax benefits were $0.9 million and $0.8 million as of August 2, 2025 and May 3, 2025, respectively. If any portion of the Company’s unrecognized tax benefits is recognized, it would impact the Company’s effective tax rate. The unrecognized tax benefits are reviewed periodically and adjusted for changing facts and circumstances, such as tax audits, the lapsing of applicable statutes of limitations and changes in tax law. The Company recognizes interest and penalties related to income tax uncertainties in income tax expense. Accrued interest and penalties were $0.1 million and $0.1 million as of August 2, 2025 and May 3, 2025, respectively.

On July 4, 2025, the United States Congress passed the budget reconciliation bill H.R. 1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent many of the provisions previously enacted as part of the 2017 Tax Cut and Jobs Act that were set to expire at the end of 2025 and includes other changes to certain U.S. corporate tax provisions. The changes to U.S. tax law that were enacted under the OBBBA include modifications to capitalization of research and development expenses, changes to interest expense limitations and accelerated fixed asset depreciation. Based on the Company’s current U.S. tax position, the changes did not have a significant impact to the effective tax rate.

Note 5. Balance Sheet Components

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less. Highly liquid investments include money market funds which are classified within Level 1 of the fair value hierarchy.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are customer obligations due under normal trade terms and are presented net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the current expected credit loss impairment model. The Company applies a historical loss rate based on historic write-offs to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. The Company may also record a specific reserve for individual accounts when it becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. The allowance for doubtful accounts balance was $3.2 million and $3.0 million as of August 2, 2025 and May 3, 2025, respectively.

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

(in millions)	August 2, 2025	May 3, 2025
Finished products	$44.1	$44.3
Work-in-process	23.0	20.7
Raw materials	150.5	158.0
Gross inventories	217.6	223.0
Inventory reserves	(26.7)	(28.9)
Total inventories, net	$190.9	$194.1

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Maintenance and repair costs are expensed as incurred. Depreciation is calculated using the straight-line method using estimated useful lives of 5 to 40 years for buildings and building improvements, 7 to 15 years for machinery and equipment and 3 years for computer equipment. A summary of property, plant and equipment is shown below:

(in millions)	August 2, 2025	May 3, 2025
Land	$3.3	$3.3
Buildings and building improvements	105.9	104.6
Machinery and equipment	435.0	424.2
Construction in progress	51.8	47.9
Total property, plant and equipment, gross	596.0	580.0
Less: accumulated depreciation	(371.5)	(358.4)
Property, plant and equipment, net	$224.5	$221.6

Depreciation expense was $9.1 million and $8.2 million in the three months ended August 2, 2025 and July 27, 2024, respectively. As of August 2, 2025 and May 3, 2025, capital expenditures recorded in accounts payable totaled $5.9 million and $3.3 million, respectively.

Pre-production tooling costs related to long-term supply arrangements

The Company incurs pre-production tooling costs related to products produced for its customers under long-term supply arrangements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable by the customer. As of August 2, 2025 and May 3, 2025, the Company had $28.7 million and $31.7 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.

Costs for molds, dies and other tools used in products produced for its customers under long-term supply arrangements for which the Company has title are capitalized in property, plant and equipment and amortized over the shorter of the life of the arrangement or the estimated useful life of the assets. As of August 2, 2025 and May 3, 2025, Company-owned tooling was $13.4 million and $12.9 million, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. A summary of the changes in the carrying amount of goodwill by reportable segment is as follows:

(in millions)	Automotive	Industrial	Total
Balance as of May 3, 2025	$—	$172.7	$172.7
Foreign currency translation	—	1.2	1.2
Gross balance	105.9	173.9	279.8
Accumulated impairment	(105.9)	—	(105.9)
Balance as of August 2, 2025	$—	$173.9	$173.9

A summary of goodwill by reporting unit is as follows:

(in millions)	August 2, 2025	May 3, 2025
Grakon Industrial	$124.7	$124.7
Nordic Lights	47.6	46.4
Other	1.6	1.6
Total	$173.9	$172.7

The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the beginning of the fourth quarter each fiscal year. In addition, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions used in determining fair value and therefore require interim goodwill impairment testing, including long-term revenue growth projections, profitability, discount rates, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. No impairment indicators were identified in the first quarter of fiscal 2026.

Other intangible assets, net

Details of identifiable intangible assets are shown below:

	August 2, 2025
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$314.2	$(107.0)	$207.2	13.9
Trade names, patents and technology licenses	77.0	(51.1)	25.9	6.3
Total amortized intangible assets	391.2	(158.1)	233.1
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$393.0	$(158.1)	$234.9

	May 3, 2025
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$311.8	$(102.3)	$209.5	14.0
Trade names, patents and technology licenses	76.5	(49.4)	27.1	6.4
Total amortized intangible assets	388.3	(151.7)	236.6
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$390.1	$(151.7)	$238.4

Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal Year:
Remainder of fiscal 2026	$16.2
2027	22.4
2028	20.1
2029	18.9
2030	17.8
Thereafter	137.7
Total	$233.1

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

For a designated cash flow hedge, the effective portion of the change in the fair value of the derivative financial instrument is recorded in AOCL in the condensed consolidated balance sheets. When the underlying hedged transaction is realized, the gain or loss previously included in AOCL is recorded in earnings and reflected in the condensed consolidated statements of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. The gain or loss associated with changes in the fair value of derivatives not designated as hedges are recorded immediately in the condensed consolidated statements of operations on the same line as the associated risk. For a designated net investment hedge, the effective portion of the change in the fair value of the derivative financial instrument is recorded as a cumulative translation adjustment in AOCL in the condensed consolidated balance sheets.

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

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company recognizes the impact of all other changes in fair value of the derivative, which represents the interest rate differential of the cross-currency swap, through interest expense. For the three months ended August 2, 2025 and July 27, 2024, the Company recorded zero and a gain of $0.2 million, respectively, in interest expense, net in the condensed consolidated statements of operations.

As of August 2, 2025, the Company designated €55.0 million of long-term borrowings under its revolving credit facility (see Note 8 “Debt”) as a net investment hedge of the foreign currency exposure of its investment in its euro-denominated subsidiaries. The remaining euro-denominated borrowings were previously designated as a net investment hedge up until December 18, 2024. Due to changes in the value of the euro-denominated long-term borrowings designated as a net investment hedge, in the three months ended August 2, 2025 and July 27, 2024, losses, net of tax, of $0.2 million and $3.4 million, respectively, were recognized within the currency translation section of other comprehensive income (loss). Included in AOCL related to net investment hedges were cumulative gains of $8.8 million and $9.0 million, respectively, as of August 2, 2025 and May 3, 2025. The Company manages the related foreign exchange risk of its euro-denominated long-term borrowings not designated as a net investment hedge through certain euro-denominated financial assets.

Interest rate swaps

The Company utilizes interest rate swaps to limit its exposure to market fluctuations on its variable-rate borrowings. The interest rate swaps effectively convert a portion of the Company’s variable rate borrowings to a fixed rate based upon a determined notional amount. The Company has an interest rate swap, maturing on October 31, 2027, with a notional value of $152.1 million (€132.0 million). The interest rate swap is designated as a cash flow hedge.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter. The effective portion of the periodic changes in fair value is recognized in AOCL in the condensed consolidated balance sheets. Subsequently, the accumulated gains and losses recorded in AOCL are reclassified to income in the period during which the hedged cash flow impacts earnings, which are expected to be immaterial over the next 12 months. No ineffectiveness was recognized in the three months ended August 2, 2025 and July 27, 2024.

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

As of August 2, 2025 and May 3, 2025, the Company held foreign currency forward contracts with a notional value of $124.7 million and $107.2 million, respectively. During the three months ended August 2, 2025, the Company recognized a loss of $0.2 million related to foreign currency forward contracts in the condensed consolidated statements of operations. During the three months ended July 27, 2024, the Company recognized a loss of zero related to foreign currency forward contracts in the condensed consolidated statements of operations.

Effect of derivative instruments on comprehensive income (loss)

The pre-tax effects of derivative financial instruments recorded in other comprehensive income (loss) were as follows:

	Three Months Ended
	August 2, 2025	July 27, 2024
(in millions)	(13 Weeks)	(13 Weeks)
Net investment hedges	$—	$(0.9)
Interest rate swaps	0.7	(1.3)
Total	$0.7	$(2.2)

Fair value of derivative instruments on the balance sheet

The fair value of derivative instruments is classified as Level 2 within the fair value hierarchy and is recorded in the condensed consolidated balance sheets as follows:

		Asset/(Liability)
(in millions)	Financial Statement Caption	August 2, 2025	May 3, 2025
Derivatives designated as hedging instruments:
Interest rate swaps	Other long-term liabilities	$(5.0)	$(5.7)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.2	$0.7

Note 8. Debt

A summary of debt is shown below:

(in millions)	August 2, 2025	May 3, 2025
Revolving credit facility	$325.8	$319.4
Other debt	1.3	1.3
Unamortized debt issuance costs	(3.7)	(3.1)
Total debt	323.4	317.6
Less: current maturities	(0.2)	(0.2)
Total long-term debt	$323.2	$317.4

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

On July 7, 2025, the Company entered into a Third Amendment to Second Amended and Restated Credit Agreement (the “Third Amendment”) among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other Lenders party thereto and other parties thereto. Among other things, the Third Amendment (i) reduced the revolving credit commitments from $500 million to $400 million, (ii) eliminated the Company’s option to increase the revolving credit commitments and/or add one or more tranches of term loans under the credit facility from time to time subject to certain limitations and conditions including approval of certain lenders, (iii) amended the consolidated interest coverage ratio covenant for the quarters ending August 2, 2025, November 1, 2025, January 31, 2026 and May 2, 2026 to relax that covenant to some extent for each of those quarters, (iv) amended the consolidated leverage ratio covenant for the quarters ending August 2, 2025, November 1, 2025, January 31, 2026, May 2, 2026 and August 1, 2026 to relax that covenant to some extent for each of those quarters, (v) amended the definition of “Consolidated EBITDA,” to include an add back for a portion of the inventory write-down taken in the fourth quarter of fiscal 2025, (vi) increased the interest rate during the period from July 7, 2025 to the date that financial statements and a compliance certificate are delivered for the fiscal quarter ending October 31, 2026 (such period, the “Third Amendment Period”), (vii) changed the commitment fee payment during the Third Amendment Period, (viii) extended, through the maturity date, the requirement to provide monthly financial statements to the lenders, (ix) restricted or decreased, during the Third Amendment Period, the amount of certain exceptions to covenants restricting liens on, investments by and indebtedness of the Company and its subsidiaries, (x) limited to $2.5 million, in any fiscal quarter during the Third Amendment Period, the general basket exception to a covenant restricting certain restricted payments (including dividends) by the Company and its subsidiaries, while allowing under that general basket exceptions up to an aggregate of $25 million of restricted payments during any other period, (xi) extended, through the maturity date, an “anti-cash hoarding” requirement contained in the Second Amendment such that that if we have cash on hand in the U.S. (subject to certain exceptions) of more than $65 million for 10 consecutive business days, we shall prepay the indebtedness under the credit facility by the amount of such excess, (xii) eliminated, during the Third Amendment Period, the investment, restricted payment and indebtedness baskets that had allowed for unlimited investments, restricted payments and indebtedness, as applicable, so long as (among other requirements) the Company met certain pro forma consolidated leverage ratio tests and (xiii) waived any default or event of default that may have occurred due to non-compliance with the consolidated interest coverage ratio covenant and the consolidated leverage ratio covenant for the quarter ended May 3, 2025 as calculated using the definition of “Consolidated EBITDA” that was in effect before giving effect to the Third Amendment.

As of August 2, 2025, the Company was not in compliance with a covenant restricting certain restricted payments (including dividends) by the Company and its subsidiaries contained in the Credit Agreement (as amended by the First Amendment, the Second Amendment and the Third Amendment) for the quarter ended August 2, 2025. On September 8, 2025, the Company entered into a Waiver Letter (the “Waiver Letter”) among the Company, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto. Among other things, the Waiver Letter (i) acknowledged that an event of default under the Credit Agreement (as amended by the First Amendment, the Second Amendment and the Third Amendment) occurred as the result of the Company making approximately $2.8 million of restricted payments during the quarter ended August 2, 2025, which was in excess of the $2.5 million general basket exception to a covenant restricting certain restricted payments (including dividends) by the Company and its subsidiaries during the quarter ended August 2, 2025, (ii) reduced, for the quarter ending November 1, 2025, the general basket exception to a covenant restricting certain restricted payments (including dividends) by the Company and its subsidiaries by the amount of excess restricted payments made during the quarter ended August 2, 2025 (which change reduced such basket exception from $2.5 million to approximately $2.2 million for the quarter ending November 1, 2025), and (iii) waived the acknowledged event of default.

The Credit Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment and the Waiver Letter is referred to herein as the “Amended Credit Agreement.”

The Amended Credit Agreement provides for a secured multicurrency revolving credit facility of $400 million. The Amended Credit Agreement matures on October 31, 2027.

The Third Amendment was accounted for as a debt modification, which resulted in a non-cash loss of $0.6 million in the three months ended August 2, 2025 related to the partial write-off of unamortized debt issuance costs as a result of the reduction in the credit facility size. The non-cash loss was recognized in other expense, net in the Company’s condensed consolidated statement of operations. Additionally, the Company incurred debt issuance costs of $1.6 million associated with the Third Amendment which were capitalized and, along with the current unamortized debt issuance costs, are being amortized to interest expense on a straight-line basis over remaining term of the Amended Credit Agreement.

The Second Amendment was accounted for as a debt modification, which resulted in a non-cash loss of $1.2 million in the three months ended July 27, 2024 related to the partial write-off of unamortized debt issuance costs as a result of the reduction in the credit facility size from $750 million to $500 million in the Second Amendment (subsequently reduced further in the Third Amendment). The non-cash loss was recognized in other expense, net in the Company’s condensed consolidated statement of operations. Additionally, the Company incurred debt issuance costs of $1.8 million associated with the Second Amendment which were capitalized and, along with the current unamortized debt issuance costs, are being amortized to interest expense on a straight-line basis over remaining term of the Amended Credit Agreement.

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

As of August 2, 2025, the outstanding balance under the revolving credit facility consisted of $295.8 million (€255.3 million) of euro-denominated borrowings and $30.0 million of U.S. dollar denominated borrowings. The weighted-average interest rate on outstanding U.S. dollar and euro-denominated borrowings under the Amended Credit Agreement was approximately 8.0% and 5.4%, respectively, as of August 2, 2025.

The Amended Credit Agreement contains various representations and warranties, financial covenants (including covenants requiring the Company to maintain compliance with a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, in each case as of the end of each fiscal quarter), restrictive and other covenants, and events of default. The covenants in the Amended Credit Agreement include an “anti-cash hoarding” requirement, as discussed above. As of August 2, 2025, the Company was in compliance with all the covenants in the Amended Credit Agreement (other than a covenant restricting certain restricted payments (including dividends) by the Company and its subsidiaries during the quarter ended August 2, 2025, which event of default was subsequently waived as discussed above).

Other debt

One of the Company’s European subsidiaries has debt that consists of one note with a maturity in 2031. The weighted-average interest rate on this debt was approximately 1.8% as of August 2, 2025 and $0.2 million of the debt was classified as short-term.

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

Prior to its expiration, a total of 3,553,961 shares were purchased under the 2021 Buyback Authorization at a total cost of $134.6 million, including 136,000 shares purchased in the three months ended July 27, 2024 at a cost of $1.6 million. All purchased shares were retired and are reflected as a reduction of common stock for the par value of shares, with the excess applied as a reduction to retained earnings. No further shares can be purchased under the 2021 Buyback Authorization. No shares have been purchased under the 2024 Buyback Authorization. As of August 2, 2025, the dollar value of shares that remained available to be purchased by the Company under the 2024 Buyback Authorization was $200.0 million.

Dividends

The Company paid dividends totaling $2.8 million and $5.1 million in the three months ended August 2, 2025 and July 27, 2024, respectively. Dividends paid in the three months ended August 2, 2025 and July 27, 2024, include $0.3 million and $0.2 million, respectively, of dividend equivalent payments for restricted stock units that vested.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in AOCL, net of tax is shown below:

	Three Months Ended August 2, 2025 (13 Weeks)
(in millions)	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$(28.2)	$(1.6)	$(29.8)
Other comprehensive income	6.2	0.7	6.9
Tax benefit (expense)	0.1	(0.2)	(0.1)
Net other comprehensive income	6.3	0.5	6.8
Balance at the end of period	$(21.9)	$(1.1)	$(23.0)

	Three Months Ended July 27, 2024 (13 Weeks)
(in millions)	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$(36.5)	$(0.2)	$(36.7)
Other comprehensive income (loss)	1.1	(2.2)	(1.1)
Tax benefit	1.0	0.5	1.5
Net other comprehensive income (loss)	2.1	(1.7)	0.4
Balance at the end of period	$(34.4)	$(1.9)	$(36.3)

Stock-based compensation

The Company has granted restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock awards to employees and non-employee directors under the Methode Electronics, Inc. 2022 Omnibus Incentive Plan (“2022 Plan” and the Methode Electronics, Inc. 2014 Omnibus Incentive Plan (“2014 Plan”). The Company can no longer make grants under the 2014 Plan.

Subject to adjustment as provided in the 2022 Plan and the 2022 Plan’s share counting provisions, the number of shares of the Company's common stock that will be available for all awards under the 2022 Plan is 5,550,000, less an amount to reflect shares, options or other awards granted under prior plans after April 30, 2022. As of August 2, 2025, there were approximately 5.1 million shares available for award under the 2022 Plan.

Restricted stock awards

As of May 3, 2025, the Company had 710,349 RSAs outstanding which were subject to the achievement of an EBITDA measure for fiscal 2025. The EBITDA performance measure for fiscal 2025 was not met and the outstanding RSAs were cancelled in June 2025.

Performance stock units

In fiscal 2025, the Company granted 208,661 PSUs which will vest upon the achievement of a total stockholder return (“TSR”) measure based on the growth in the Company’s stock price over a three-year performance period that ends April 30, 2027. The number of shares to be issued may range from 0% to a maximum of 200% of the PSUs granted. The Company estimated the grant date fair value of the PSUs using the Monte Carlo simulation model, as the TSR metric and changes in stock price are considered market conditions under ASC 718, “Compensation - Stock Compensation.”

The PSUs earn dividend equivalents during the vesting periods, which are forfeitable if the PSUs do not vest. As of August 2, 2025, unrecognized share-based compensation expense for the PSUs was $2.0 million, which is expected to be recognized over a weighted average period of approximately 2.0 years. The following table summarizes PSU activity:

	Performance stock units	Weighted average grant date fair value
Non-vested at May 3, 2025	208,661	$14.09
Awarded	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested at August 2, 2025	208,661	$14.09

On August 8, 2025, the Company granted 795,195 PSUs to certain employees, including 328,520 PSUs granted to the Company’s Chief Executive Officer (“CEO”). The PSUs may be earned on the third anniversary of the grant date based on a cumulative three-year performance period relative to established goals for threshold and target performance. The performance measures are based on return on invested capital (“ROIC”) and annualized TSR, in each case through the end of the Company’s fiscal 2028, with 60% of the award allocated to the ROIC measure and 40% to TSR.

Restricted stock units

RSUs granted vest over a pre-determined period of time, up to five years from the date of grant. The fair value of the RSUs granted are based on the closing stock price on the date of grant and earn dividend equivalents during the vesting periods, which are forfeitable if the RSUs do not vest. The following table summarizes RSU activity:

	Restricted stock units	Weighted average grant date fair value
Non-vested at May 3, 2025	620,550	$15.31
Awarded	—	$—
Vested	(40,615)	$18.69
Forfeited	(11,548)	$28.21
Non-vested at August 2, 2025	568,387	$14.81

As of August 2, 2025, unrecognized share-based compensation expense for RSUs was $2.8 million which will be recognized over a weighted-average amortization period of 1.4 years.

On August 8, 2025, the Company granted 839,125 RSUs to certain employees, including 328,520 RSUs granted to the Company’s CEO. The RSUs are subject to a three-year vesting period based on continued service, with 33%, 33% and 34% of each award vesting on each of the first three anniversaries of the grant date.

Non-employee director stock awards

The Company grants stock awards to its non-employee directors as a component of their compensation. The stock awards vest immediately upon grant. Non-employee directors may elect to defer receipt of their shares under the Company’s non-qualified deferred compensation plan. The following table summarizes awards granted to non-employee directors:

	Non-employee director awards	Deferred non-employee director awards	Total	Weighted average grant date fair value
Outstanding at May 3, 2025	—	147,312	147,312	$22.39
Awarded	—	1,629	1,629	$6.33
Issued	—	—	—	$—
Non-vested at August 2, 2025	—	148,941	148,941	$22.21

Stock-based compensation expense

All stock-based awards to employees and non-employee directors are recognized in selling and administrative expenses on the condensed consolidated statements of operations. Awards subject to graded vesting are recognized using the accelerated recognition method over the requisite service period. The table below summarizes the stock-based compensation expense related to the equity awards:

	Three Months Ended
	August 2, 2025	July 27, 2024
(in millions)	(13 Weeks)	(13 Weeks)
RSUs	$0.9	$0.7
PSUs	0.3	—
Deferred non-employee director awards	—	0.9
Non-employee director awards	—	0.6
Total stock-based compensation expense	$1.2	$2.2

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	August 2, 2025	July 27, 2024
	(13 Weeks)	(13 Weeks)
Net loss (in millions)	$(10.3)	$(18.3)

Basic weighted average shares outstanding	35,372,619	35,423,886
Dilutive effect of common stock equivalents	—	—
Diluted weighted average shares outstanding	35,372,619	35,423,886

Loss per share:
Basic	$(0.29)	$(0.52)
Diluted	$(0.29)	$(0.52)

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	248,195	1,004,990

In the three months ended August 2, 2025 and July 27, 2024, all potential common shares issuable for PSUs and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for PSUs and RSUs on the weighted-average number of common shares outstanding would have been approximately 170,000 and 69,046 common shares for the three months ended August 2, 2025 and July 27, 2024, respectively.

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

The tables below present information about the Company’s reportable segments:

	Three Months Ended August 2, 2025 (13 Weeks)
(in millions)	Automotive	Industrial	Interface	Eliminations/ Corporate	Consolidated
Net sales	$110.9	$133.5	$10.9	$(14.8)	$240.5
Transfers between segments	(4.8)	(10.0)	—	14.8	—
Net sales to unaffiliated customers	106.1	123.5	10.9	—	240.5
Cost of products sold	106.0	83.8	7.5	(0.3)	197.0
Selling and administrative expenses	10.6	9.4	0.4	16.2	36.6
Amortization of intangibles	2.0	3.8	—	—	5.8
Income (loss) from operations	$(12.5)	$26.5	$3.0	$(15.9)	$1.1
Interest expense, net					5.9
Other expense, net					1.3
Pre-tax loss					$(6.1)

	Three Months Ended July 27, 2024 (13 Weeks)
(in millions)	Automotive	Industrial	Interface	Eliminations /Corporate	Consolidated
Net sales	$136.7	$117.1	$12.2	$(7.5)	$258.5
Transfers between segments	(1.9)	(5.6)	—	7.5	—
Net sales to unaffiliated customers	134.8	111.5	12.2	—	258.5
Cost of products sold	126.2	78.7	9.6	(0.6)	213.9
Selling and administrative expenses	12.0	12.3	0.7	21.2	46.2
Amortization of intangibles	2.3	3.6	—	—	5.9
Income (loss) from operations	$(5.7)	$16.9	$1.9	$(20.6)	$(7.5)
Interest expense, net					4.8
Other expense, net					0.8
Pre-tax loss					$(13.1)

(in millions)	August 2, 2025	May 3, 2025
Identifiable assets:
Automotive	$555.8	$596.0
Industrial	597.5	594.6
Interface	65.8	62.4
Eliminations/Corporate	72.2	52.8
Total identifiable assets	$1,291.3	$1,305.8

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

Note 13. Related Party Transactions

The Company’s former Interim Chief Financial Officer, David Rawden, was a director of AlixPartners, LLP (“AlixPartners”), a business advisory firm that provided a number of consulting services to the Company. The Company’s former Interim Chief Executive Officer, Kevin Nystrom, was a partner and managing director of AlixPartners. In the three months ended July 27, 2024, the Company recognized $3.5 million of expense for consulting services provided by AlixPartners.

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

Additional details and factors are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 3, 2025 and in Part II, Item 1A of this Quarterly Report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. Any forward-looking statements made by us speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

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

Macroeconomic Conditions

There is continued uncertainty about the future relationship between the U.S. and various other countries with respect to tariffs, trade policies, government regulations, treaties and trade agreements. We are exposed to market risk with respect to increased and volatile duties assessed on raw materials (including copper, steel and aluminum), component parts (including semiconductors) and finished goods we import into the U.S. from our various manufacturing sites, including those in Mexico, China, Egypt, Europe and Canada. Should any of these tariffs expand, raw materials and finished goods that we import will face higher prices, which could lead to reduced margins or increased prices that could, in turn, cause decreased customer demand. To the extent that we are unable to obtain price increases or there is a significant decrease in customer demand, the impact of new or higher tariffs could have a material impact on our results of operations.

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

Our business in the future will be impacted by the broad trend of electrification. The adoption of EVs has been slower than anticipated, which may impact our financial condition and results of operations. In addition, there are various government policies, subsidies, and economic incentives designed to increase EV adoption in many jurisdictions. There is no guarantee these incentive programs will be available in the future.

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

Consolidated Results of Operations

The table below compares our results of operations between the three months ended August 2, 2025 and the three months ended July 27, 2024:

	Three Months Ended
	August 2, 2025	July 27, 2024
(in millions)	(13 Weeks)	(13 Weeks)
Net sales	$240.5	$258.5
Cost of products sold	197.0	213.9
Gross profit	43.5	44.6
Selling and administrative expenses	36.6	46.2
Amortization of intangibles	5.8	5.9
Interest expense, net	5.9	4.8
Other expense, net	1.3	0.8
Income tax expense	4.2	5.2
Net loss	$(10.3)	$(18.3)

Net sales

Net sales decreased $18.0 million, or 7.0%, to $240.5 million in the three months ended August 2, 2025, compared to $258.5 million in the three months ended July 27, 2024. Foreign currency translation increased net sales by $7.4 million. Excluding foreign currency translation, net sales decreased $25.4 million. The decrease was primarily due to lower sales volumes in the Automotive segment, partially offset by higher sales volumes in the Industrial segment.

Cost of products sold

Cost of products sold decreased $16.9 million, or 7.9%, to $197.0 million (81.9% of net sales) in the three months ended August 2, 2025, compared to $213.9 million (82.7% of net sales) in the three months ended July 27, 2024. Foreign currency translation increased cost of products sold by $5.7 million. Excluding foreign currency translation, cost of products sold decreased $22.6 million. The decrease was primarily due to lower material, freight and operating costs as a result of lower sales volumes.

Gross profit margin

Gross profit margin was 18.1% of net sales in the three months ended August 2, 2025, compared to 17.3% of net sales in the three months ended July 27, 2024. The increase in gross profit margin was primarily a result of product mix from higher sales in the Industrial segment.

Selling and administrative expenses

Selling and administrative expenses decreased $9.6 million, or 20.8%, to $36.6 million (15.2% of net sales) in the three months ended August 2, 2025, compared to $46.2 million (17.9% of net sales) in the three months ended July 27, 2024. Foreign currency translation increased selling and administrative expenses by $0.6 million. Excluding foreign currency translation, selling and administrative expenses decreased $10.2 million. The decrease was primarily due to lower professional fees and compensation expense.

Amortization of intangibles

Amortization of intangibles was $5.8 million in the three months ended August 2, 2025, compared to $5.9 million in the three months ended July 27, 2024.

Interest expense, net

Interest expense, net was $5.9 million in the three months ended August 2, 2025, compared to $4.8 million in the three months ended July 27, 2024. The increase was due to a higher level of borrowings and increased interest rates under our credit facility.

Other expense, net

Other expense, net was $1.3 million in the three months ended August 2, 2025, compared to $0.8 million in the three months ended July 27, 2024. Net foreign exchange loss was $1.5 million in the three months ended August 2, 2025, compared to $0.6 million in the three months ended July 27, 2024.

In the three months ended August 2, 2025, other expense, net included a non-cash write-off of $0.6 million of unamortized debt issuance costs compared to $1.2 million in the three months ended July 27, 2024. Other expense, net also includes $0.5 million of a net gain on sale of assets in the three months ended August 2, 2025.

Income tax expense

Income tax expense was $4.2 million (-68.9% effective tax rate) in the three months ended August 2, 2025, compared to $5.2 million (-39.7% effective tax rate) in the three months ended July 27, 2024.

The effective tax rate for the three months ended August 2, 2025 differs from the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for U.S. deferred tax assets, an unfavorable impact from global intangible low-tax income and non-deductible interest, partially offset by the impact of income derived from foreign operations with lower statutory tax rates. The effective tax rate for the three months ended July 27, 2024 differs from the U.S. federal statutory tax rate of 21% primarily due to income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions, partially offset by global intangible low-tax income and non-deductible expenses.

Net loss

Net loss was $10.3 million in the three months ended August 2, 2025, compared to $18.3 million in the three months ended July 27, 2024. The net loss was a result of the reasons described above.

Reportable Operating Segments

Automotive

	Three Months Ended
	August 2, 2025	July 27, 2024
($ in millions)	(13 Weeks)	(13 Weeks)
Net sales
North America	$36.6	$66.3
Europe, the Middle East & Africa ("EMEA")	61.6	59.3
Asia	7.9	9.2
Net sales	106.1	134.8
Gross profit	$0.1	$8.6
As a percent of net sales	0.1%	6.4%
Loss from operations	$(12.5)	$(5.7)
As a percent of net sales	(11.8)%	(4.2)%

Net sales

Automotive segment net sales decreased $28.7 million, or 21.3%, to $106.1 million in the three months ended August 2, 2025, compared to $134.8 million in the three months ended July 27, 2024. Excluding foreign currency translation, net sales decreased $32.5 million.

Net sales in North America decreased $29.7 million to $36.6 million in the three months ended August 2, 2025, compared to $66.3 million in the three months ended July 27, 2024. The decrease was due to the roll-off of legacy programs, partially offset by new program launches. Net sales in EMEA increased $2.3 million to $61.6 million in the three months ended August 2, 2025, compared to $59.3 million in the three months ended July 27, 2024. Excluding foreign currency translation, net sales in EMEA decreased $1.4 million due to lower sales volumes of sensor products. Net sales in Asia decreased $1.3 million to $7.9 million in the three months ended August 2, 2025, compared to $9.2 million in the three months ended July 27, 2024. Excluding foreign currency translation, net sales in Asia decreased $1.4 million primarily due to lower sales of products for EVs.

Gross profit

Automotive segment gross profit decreased $8.5 million, or 98.8%, to $0.1 million in the three months ended August 2, 2025, compared to $8.6 million in the three months ended July 27, 2024. Excluding foreign currency translation, gross profit decreased $8.9 million. Gross profit margins decreased to 0.1% in the three months ended August 2, 2025, compared to 6.4% in the three months ended July 27, 2024. The decrease in gross profit was primarily due to lower sales volumes in North America, partially offset by lower freight and warranty costs.

Loss from operations

Automotive segment loss from operations was $12.5 million in the three months ended August 2, 2025, compared to $5.7 million in the three months ended July 27, 2024. The higher loss from operations was due to lower gross profit, partially offset by lower selling and administrative expenses. Selling and administrative expenses decreased primarily due to lower compensation expense.

Industrial

	Three Months Ended
	August 2, 2025	July 27, 2024
($ in millions)	(13 Weeks)	(13 Weeks)
Net sales	$123.5	$111.5
Gross profit	$39.7	$32.8
As a percent of net sales	32.1%	29.4%
Income from operations	$26.5	$16.9
As a percent of net sales	21.5%	15.2%

Net sales

Industrial segment net sales increased $12.0 million, or 10.8%, to $123.5 million in the three months ended August 2, 2025, compared to $111.5 million in the three months ended July 27, 2024. Excluding foreign currency translation, net sales increased $8.4 million.

The increase was due to higher sales volumes of power products, including for data centers, and lighting products for off-road equipment markets, partially offset by lower sales volumes for radio remote control devices and lighting products for commercial vehicles.

Gross profit

Industrial segment gross profit increased $6.9 million, or 21.0%, to $39.7 million in the three months ended August 2, 2025, compared to $32.8 million in the three months ended July 27, 2024. Excluding foreign currency translation, gross profit increased $5.6 million. Gross profit margins increased to 32.1% in the three months ended August 2, 2025, compared to 29.4% in the three months ended July 27, 2024. Gross profit improved due to higher sales volumes and lower freight costs.

Income from operations

Industrial segment income from operations increased $9.6 million, or 56.8%, to $26.5 million in the three months ended August 2, 2025, compared to $16.9 million in the three months ended July 27, 2024. Excluding foreign currency translation, income from operations increased $8.6 million. The increase was primarily due to higher gross profit and lower selling and administrative expenses. The decrease in selling and administrative expenses was primarily due to lower legal fees.

Interface

	Three Months Ended
	August 2, 2025	July 27, 2024
($ in millions)	(13 Weeks)	(13 Weeks)
Net sales	$10.9	$12.2
Gross profit	$3.4	$2.6
As a percent of net sales	31.2%	21.3%
Income from operations	$3.0	$1.9
As a percent of net sales	27.5%	15.6%

Net sales

Interface segment net sales decreased $1.3 million, or 10.7% to $10.9 million in the three months ended August 2, 2025, compared to $12.2 million in the three months ended July 27, 2024. The decrease was primarily due to lower sales volumes of touch panels for appliances, partially offset by higher sales volumes for transceivers for servers.

Gross profit

Interface segment gross profit increased $0.8 million, or 30.8%, to $3.4 million in the three months ended August 2, 2025, compared to $2.6 million in the three months ended July 27, 2024. Gross profit margins increased to 31.2% in the three months ended August 2, 2025, compared to 21.3% in the three months ended July 27, 2024. The improvement was due to product mix.

Income from operations

Interface segment income from operations increased $1.1 million, or 57.9%, to $3.0 million in the three months ended August 2, 2025, compared to $1.9 million in the three months ended July 27, 2024. The increase was primarily due to higher gross profit and lower selling and administrative expenses.

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

As of August 2, 2025, we had $121.1 million of cash and cash equivalents, of which $76.1 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the payment of dividends and the repayment of intercompany loans, without creating material additional income tax expense.

Repurchases of Common Stock

On June 13, 2024, the Board of Directors approved a new share buyback authorization, commencing on June 17, 2024, for the purchase of up to $200.0 million of our outstanding common stock through June 17, 2026 (the “2024 Buyback Authorization”). Purchases may be made on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, or in private transactions. No shares have been purchased under the 2024 Buyback Authorization. As of August 2, 2025, the dollar value of shares that remained available to be purchased under 2024 Buyback Authorization was $200.0 million.

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

Among other things, the Third Amendment (i) reduced the revolving credit commitments from $500 million to $400 million, (ii) eliminated our option to increase the revolving credit commitments and/or add one or more tranches of term loans under the credit facility from time to time subject to certain limitations and conditions including approval of certain lenders, (iii) amended the consolidated interest coverage ratio covenant for the quarters ending August 2, 2025, November 1, 2025, January 31, 2026 and May 2, 2026 to relax that covenant to some extent for each of those quarters, (iv) amended the consolidated leverage ratio covenant for the quarters ending August 2, 2025, November 1, 2025, January 31, 2026, May 2, 2026 and August 1, 2026 to relax that covenant to some extent for each of those quarters, (v) amended the definition of “Consolidated EBITDA,” to include an add back for a portion of the inventory write-down taken in the fourth quarter of fiscal 2025, (vi) increased the interest rate during the period from July 7, 2025 to the date that financial statements and a compliance certificate are delivered for the fiscal quarter ending October 31, 2026 (such period, the “Third Amendment Period”), (vii) changed the commitment fee payment during the Third Amendment Period, (viii) extended, through the maturity date, the requirement to provide monthly financial statements to the lenders, (ix) restricted or decreased, during the Third Amendment Period, the amount of certain exceptions to covenants restricting liens on, investments by and indebtedness of the Company and its subsidiaries, (x) limited to $2.5 million, in any fiscal quarter during the Third Amendment Period, the general basket exception to a covenant restricting certain restricted payments (including dividends) by the Company and its subsidiaries, while allowing under that general basket exceptions up to an aggregate of $25 million of restricted payments during any other period, (xi) extended, through the maturity date, an “anti-cash hoarding” requirement contained in the Second Amendment such that that if we have cash on hand in the U.S. (subject to certain exceptions) of more than $65 million for 10 consecutive business days, we shall prepay the indebtedness under the credit facility by the amount of such excess, and (xii) eliminated, during the Third Amendment Period, the investment, restricted payment and indebtedness baskets that had allowed for unlimited investments, restricted payments and indebtedness, as applicable, so long as (among other requirements) we met certain pro forma consolidated leverage ratio tests.

As of August 2, 2025, we were not in compliance with a covenant restricting certain restricted payments (including dividends) by us and our subsidiaries contained in the Credit Agreement (as amended by the First Amendment, the Second Amendment and the Third Amendment) for the quarter ended August 2, 2025. On September 8, 2025, we entered into a Waiver Letter (the “Waiver Letter”) with Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto. Among other things, the Waiver Letter (i) acknowledged that an event of default under the Credit Agreement (as amended by the First Amendment, the Second Amendment and the Third Amendment) occurred as the result of us making approximately $2.8 million of restricted payments during the quarter ended August 2, 2025, which was in excess of the $2.5 million general basket exception to a covenant restricting certain restricted payments (including dividends) by us and our subsidiaries during the quarter ended August 2, 2025, (ii) reduced, for the quarter ending November 1, 2025, the general basket exception to a covenant restricting certain restricted payments (including dividends) by us and our subsidiaries by the amount of excess restricted payments made during the quarter ended August 2, 2025 (which change reduced such basket exception from $2.5 million to approximately $2.2 million for the quarter ending November 1, 2025), and (iii) waived the acknowledged event of default.

The Credit Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment and the Waiver Letter, is referred to herein as the “Amended Credit Agreement.”

The Amended Credit Agreement provides for a secured multicurrency revolving credit facility of $400 million. The Amended Credit Agreement matures on October 31, 2027.

As of August 2, 2025, the outstanding balance under the revolving credit facility consisted of $295.8 million (€255.3 million) of euro-denominated borrowings and $30.0 million of U.S. denominated borrowings. The Amended Credit Agreement contains various representations and warranties, financial covenants (including covenants requiring us to maintain compliance with a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, in each case as of the end of each fiscal quarter), restrictive and other covenants, and events of default. The covenants in the Amended Credit Agreement include an “anti-cash hoarding” requirement, as discussed above. As of August 2, 2025, we were in compliance with all the covenants in the Amended Credit Agreement (other than a covenant restricting certain restricted payments (including dividends) by the Company and its subsidiaries during the quarter ended August 2, 2025, which event of default was subsequently waived as discussed above). For further information, see Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report.

Although we currently anticipate, based on our current projections and analyses, that we will be in compliance with the financial covenants contained in the Amended Credit Agreement, no assurance can be given that we will be and remain in compliance with such covenants in the future. Factors that could increase our risk of future non-compliance include those identified in Part I – Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended May 3, 2025, as supplemented by subsequent filings with the Securities and Exchange Commission, including under Part II – Item 1A, “Risk Factors” of this Quarterly Report.

Cash Flows

	Three Months Ended
	August 2, 2025	July 27, 2024
(in millions)	(13 Weeks)	(13 Weeks)
Operating activities:
Net loss	$(10.3)	$(18.3)
Non-cash items	17.7	19.8
Changes in operating assets and liabilities	17.7	9.4
Net cash provided by operating activities	25.1	10.9
Net cash used in investing activities	(5.8)	(13.6)
Net cash used in financing activities	(4.5)	(48.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2.7	0.7
Increase (decrease) in cash and cash equivalents	17.5	(50.2)
Cash and cash equivalents at beginning of the period	103.6	161.5
Cash and cash equivalents at end of the period	$121.1	$111.3

Operating activities

Net cash provided by operating activities was $25.1 million in the three months ended August 2, 2025, compared to $10.9 million in the three months ended July 27, 2024. The increase was due to a lower net loss adjusted for non-cash items and higher cash inflows from operating assets and liabilities. The $17.7 million of cash inflows for operating assets and liabilities in the three months ended August 2, 2025 was primarily due to lower accounts receivable, prepaid expenses and other assets, partially offset by lower accounts payable and other liabilities.

Investing activities

Net cash used in investing activities was $5.8 million in the three months ended August 2, 2025, compared to $13.6 million in the three months ended July 27, 2024. Capital expenditures were $7.1 million in the three months ended August 2, 2025, compared to $13.6 million in the three months ended July 27, 2024. In the three months ended August 2, 2025, we received proceeds of $1.3 million from the sale of property, plant and equipment.

Financing activities

Net cash used in financing activities was $4.5 million in the three months ended August 2, 2025, compared to $48.2 million in the three months ended July 27, 2024. We paid cash dividends of $2.8 million in the three months ended August 2, 2025, compared to $5.1 million in the three months ended July 27, 2024. Dividends paid in the three months ended August 2, 2025 and July 27, 2024, include $0.3 million and $0.2 million, respectively, of dividend equivalent payments for restricted stock units that vested. In the three months ended August 2, 2025, we had net proceeds from borrowings of $0.4 million, compared to net repayments of borrowings of $39.1 million in the three months ended July 27, 2024. In the three months ended August 2, 2025, we paid $1.6 million of debt issuance costs associated with the Third Amendment, compared to $1.8 million of debt issuance costs associated with the Second Amendment in the three months ended July 27, 2024. In the three months ended July 27, 2024, we used $1.6 million of cash for the purchase of shares under the 2021 Buyback Authorization.

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

There has been no significant change in our exposure to market risk during the three months ended August 2, 2025. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended May 3, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we performed an evaluation under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s applicable rules and forms. As a result of this evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended August 2, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12, “Contingencies” to the condensed consolidated financial statements included in this Quarterly Report for a description of certain of our pending legal proceedings.

Item 1A. Risk Factors

Our business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary from recent results or from anticipated future results. Please refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended May 3, 2025, for a description of certain material risks and uncertainties to which our business, financial condition and results of operations are subject. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Except as updated below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended May 3, 2025:

We operate our business on a global basis and changes to trade policy, including tariffs and customs regulations, could have a material and adverse effect on our business.

We manufacture and sell our products globally and rely on a global supply chain to deliver the required raw materials, components, and parts, as well as the final products to our customers. Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement (“USMCA”), provide certain duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, export licenses, tariffs or taxes on imports from countries or geographic regions where we manufacture products, such as Canada, China, Egypt, Europe and Mexico, could have a material adverse effect on our business, financial condition and operating results.

In the past several months, the U.S. administration has proposed and imposed extensive tariffs on many countries where we do business including a number of broad, product specific tariffs most notably with respect to the automotive and commercial vehicle industries. As such, there is continued uncertainty about the future relationship between the U.S. and various other countries with respect to tariffs, trade policies, government regulations, treaties and trade agreements. Depending upon the continued duration and potential expansion of these tariffs, as well as our ability to mitigate their impact, these tariffs and other regulatory actions could materially affect our business, including in the form of an increase in cost of goods sold, decreased margins, increased pricing for customers, disruptions in our supply chain, impaired ability to compete effectively, and reduced sales. If changes in trade policy cause increased prices for vehicles, consumer demand may decline, prompting a reduction in global vehicle production volumes, which is a material driver of our operations, sales and profitability.

Although the exception for USMCA-qualifying goods is expected to remain in place, the extent and permanence of this exception has not been confirmed by the current U.S. Administration. In addition to potential increases in customs duties and tariffs in the U.S. and other countries, the USMCA is subject to renewal in 2026. There can be no assurance that the USMCA will be renewed or, if renewed, any newly negotiated terms in the USMCA will not adversely affect our business.

Our product portfolio exposes us to several categories that are highly contested in the expanding international trade disputes. For example, because we provide parts to automotive OEMs, some of our finished goods are classified as auto parts and subject to additional tariffs. Our products made for commercial vehicle customers could be potentially exposed to similar tariffs. We also utilize semiconductors and copper--and to a lesser extent--steel and aluminum in our products. This means we are exposed to increased costs for inbound components and could potentially be added as derivative products for tariff purposes in the future. Should any of these tariffs expand, raw materials and finished goods that we import will face higher prices, which could lead to reduced margins or increased prices that could, in turn, cause decreased customer demand.

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

The following table provides information about our purchases of equity securities during the three months ended August 2, 2025.

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the program (in millions)
May 4, 2025 through May 31, 2025	57,208	$6.74	—	$200.0
June 1, 2025 through July 5, 2025	—	$—	—	$200.0
July 6, 2025 through August 2, 2025	7,986	$6.48	—	$200.0

(1) Represents 65,194 shares of common stock that were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

Item 3. Defaults Upon Senior Securities

The information set forth under the subheading “Revolving credit facility” contained in Note 8, “Debt” to the Company’s condensed consolidated financial statements in Part I. Financial Information – Item 1. Financial Statements of this Form 10-Q is incorporated herein by reference into this Item 3.

Item 5. Other Information

Waiver Letter regarding Second Amended and Restated Credit Agreement

Because we are filing this Quarterly Report within four business days after the triggering event, we are making the following disclosure under this Item 5, “Other Information” instead of filing (as and to the extent required) a Current Report on Form 8-K under Item 1.01, Entry into a Material Definitive Agreement, and Item 2.03, Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On September 8, 2025, the Company entered into a Waiver Letter (the “Waiver Letter”) among the Company, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto.

The Waiver Letter acknowledged that an event of default under the Company’s Second Amended and Restated Credit Agreement, dated as of October 31, 2022, as amended, supplemented, restated or otherwise modified from time to time (which credit agreement, as previously amended by the first amendment, the second amendment and the third amendment thereto, is referred to solely in this Item 5, “Other Information” section of this Quarterly Report as the “Credit Agreement”), by and among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other Lenders party thereto and the other parties thereto, occurred as the result of the Company making approximately $2.8 million of restricted payments during the quarter ended August 2, 2025, which was in excess of the $2.5 million general basket exception to a covenant restricting certain restricted payments (including dividends) by the Company and its subsidiaries during the quarter ended August 2, 2025. In addition, among other things, the Waiver Letter:

(i) Reduced, for the quarter ending November 1, 2025, the general basket exception to a covenant restricting certain restricted payments (including dividends) by the Company and its subsidiaries by the amount of excess restricted payments made during the quarter ended August 2, 2025 (which change reduced such basket exception from $2.5 million to approximately $2.2 million for the quarter ending November 1, 2025); and

(ii) Waived the acknowledged event of default.

The foregoing description of the Waiver Letter does not purport to be complete and is qualified in its entirety by reference to the complete text of the Waiver Letter, which is filed as Exhibit 10.7 to this Quarterly Report and is incorporated herein by reference.

Trading Arrangements

During our last fiscal quarter, no director or officer of the Company, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1

Third Amendment to Second Amended and Restated Credit Agreement, entered into as of July 7, 2025, among Methode Electronics, Inc., each Lender party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other parties thereto (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on July 9, 2025).

10.2**	Form of Executive Severance and Retention Agreement.
10.3**	Form of Executive (Non-CEO) Change in Control Agreement.
10.4**	Form of Fiscal 2025 LTIP Performance-Based Agreement.
10.5**	Form of Fiscal 2025 LTIP Time-Based Award Agreement.
10.6**	Form of Sign-on Bonus RSU Agreement.
10.7	Waiver Letter, dated September 8, 2025, among Methode Electronics, Inc., each Lender party thereto, and Bank of America, N.A., as Administrative Agent.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates that the exhibit is being furnished with this report and not filed as part of it.
**	Management compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Laura Kowalchik
Laura Kowalchik
Chief Financial Officer
(Principal Financial Officer)

Dated:	September 9, 2025