Form 10-Q
period 2025-11-01
METHODE ELECTRONICS INC
filed 2025-12-03
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended November 1, 2025

or

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

At December 1, 2025, the registrant had 35,408,249 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
	(13 Weeks)	(14 Weeks)	(26 Weeks)	(27 Weeks)
Net sales	$246.9	$292.6	$487.4	$551.1

Cost of products sold	199.2	234.7	396.2	448.6

Gross profit	47.7	57.9	91.2	102.5

Selling and administrative expenses	39.0	42.6	75.6	88.8
Amortization of intangibles	5.8	5.9	11.6	11.8

Income from operations	2.9	9.4	4.0	1.9

Interest expense, net	5.7	6.2	11.6	11.0
Other expense, net	1.4	1.6	2.7	2.4

Pre-tax (loss) income	(4.2)	1.6	(10.3)	(11.5)

Income tax expense	5.7	3.2	9.9	8.4

Net loss	$(9.9)	$(1.6)	$(20.2)	$(19.9)

Loss per share:
Basic	$(0.28)	$(0.05)	$(0.57)	$(0.56)
Diluted	$(0.28)	$(0.05)	$(0.57)	$(0.56)

Cash dividends per share	$0.05	$0.14	$0.12	$0.28

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
	(13 Weeks)	(14 Weeks)	(26 Weeks)	(27 Weeks)
Net loss	$(9.9)	$(1.6)	$(20.2)	$(19.9)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	0.2	(0.5)	6.5	1.6
Derivative financial instruments	0.5	(0.9)	1.0	(2.6)
Other comprehensive income (loss)	0.7	(1.4)	7.5	(1.0)
Comprehensive loss	$(9.2)	$(3.0)	$(12.7)	$(20.9)

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	November 1, 2025	May 3, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118.5	$103.6
Accounts receivable, net	229.6	241.0
Inventories, net	190.2	194.1
Income tax receivable	2.5	4.1
Prepaid expenses and other current assets	14.5	17.1
Total current assets	555.3	559.9
Long-term assets:
Property, plant and equipment, net	225.5	221.6
Goodwill	173.4	172.7
Other intangible assets, net	228.6	238.4
Operating lease right-of-use assets, net	20.6	23.7
Deferred tax assets	38.8	37.8
Pre-production costs	25.5	31.7
Other long-term assets	19.7	20.0
Total long-term assets	732.1	745.9
Total assets	$1,287.4	$1,305.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$124.2	$125.9
Accrued employee liabilities	27.2	32.0
Other accrued liabilities	46.6	50.2
Short-term operating lease liabilities	7.6	7.4
Short-term debt	0.2	0.2
Income tax payable	11.8	17.5
Total current liabilities	217.6	233.2
Long-term liabilities:
Long-term debt	332.3	317.4
Long-term operating lease liabilities	15.3	18.2
Other long-term liabilities	17.1	16.9
Deferred tax liabilities	25.8	26.8
Total long-term liabilities	390.5	379.3
Total liabilities	608.1	612.5
Shareholders' equity:
Common stock, $0.50 par value, 100,000,000 shares authorized, 36,746,962 shares and 37,151,365 shares issued as of November 1, 2025 and May 3, 2025, respectively	18.4	18.6
Additional paid-in capital	195.8	191.8
Accumulated other comprehensive loss	(22.3)	(29.8)
Treasury stock, 1,346,624 shares as of November 1, 2025 and May 3, 2025	(11.5)	(11.5)
Retained earnings	498.9	524.2
Total shareholders' equity	679.3	693.3
Total liabilities and shareholders' equity	$1,287.4	$1,305.8

See notes to condensed consolidated financial statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions, except share data)

	Three Months Ended November 1, 2025 (13 Weeks)
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of August 2, 2025	36,563,766	$18.3	$193.3	$(23.0)	$(11.5)	$511.0	$688.1
Issuance of restricted stock, net of tax withholding	183,196	0.1	—	—	—	(0.5)	(0.4)
Stock-based compensation	—	—	2.5	—	—	—	2.5
Other comprehensive income	—	—	—	0.7	—	—	0.7
Net loss	—	—	—	—	—	(9.9)	(9.9)
Dividends on common stock	—	—	—	—	—	(1.7)	(1.7)
Balance as of November 1, 2025	36,746,962	$18.4	$195.8	$(22.3)	$(11.5)	$498.9	$679.3

	Three Months Ended November 2, 2024 (14 Weeks)
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of July 27, 2024	36,591,684	$18.3	$186.8	$(36.3)	$(11.5)	$587.1	$744.4
Issuance of restricted stock, net of tax withholding	29,823	—	0.2	—	—	—	0.2
Conversion of cash bonus to RSUs	—	—	0.1	—	—	—	0.1
Stock-based compensation	—	—	1.5	—	—	—	1.5
Other comprehensive loss	—	—	—	(1.4)	—	—	(1.4)
Net loss	—	—	—	—	—	(1.6)	(1.6)
Dividends on common stock	—	—	—	—	—	(4.9)	(4.9)
Balance as of November 2, 2024	36,621,507	$18.3	$188.6	$(37.7)	$(11.5)	$580.6	$738.3

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (continued)

(in millions, except share data)

	Six Months Ended November 1, 2025 (26 Weeks)
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of May 3, 2025	37,151,365	$18.6	$191.8	$(29.8)	$(11.5)	$524.2	$693.3
Issuance of restricted stock, net of tax withholding	305,946	0.2	(0.1)	—	—	(0.9)	(0.8)
Cancellation of restricted stock	(710,349)	(0.4)	0.4	—	—	—	—
Stock-based compensation	—	—	3.7	—	—	—	3.7
Other comprehensive income	—	—	—	7.5	—	—	7.5
Net loss	—	—	—	—	—	(20.2)	(20.2)
Dividends on common stock	—	—	—	—	—	(4.2)	(4.2)
Balance as of November 1, 2025	36,746,962	$18.4	$195.8	$(22.3)	$(11.5)	$498.9	$679.3

	Six Months Ended November 2, 2024 (27 Weeks)
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of April 27, 2024	36,650,909	$18.3	$183.6	$(36.7)	$(11.5)	$612.3	$766.0
Issuance of restricted stock, net of tax withholding	185,923	0.1	0.1	—	—	(0.5)	(0.3)
Conversion of cash bonus to RSUs	—	—	2.1	—	—	—	2.1
Stock-based compensation	—	—	2.8	—	—	—	2.8
Purchases of common stock	(136,000)	(0.1)	—	—	—	(1.5)	(1.6)
Cancellation of restricted stock	(79,325)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(1.0)	—	—	(1.0)
Net loss	—	—	—	—	—	(19.9)	(19.9)
Dividends on common stock	—	—	—	—	—	(9.8)	(9.8)
Balance as of November 2, 2024	36,621,507	$18.3	$188.6	$(37.7)	$(11.5)	$580.6	$738.3

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended
	November 1, 2025	November 2, 2024
	(26 Weeks)	(27 Weeks)
Operating activities:
Net loss	$(20.2)	$(19.9)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	29.9	28.4
Stock-based compensation expense	4.2	3.7
Amortization of debt issuance costs	0.8	0.5
Partial write-off of unamortized debt issuance costs	0.6	1.2
Gain on sale of property, plant and equipment	(0.5)	(0.3)
Impairment of long-lived assets	0.1	0.4
Inventory obsolescence	3.4	5.6
Change in deferred income taxes	(1.9)	2.5
Other	(1.6)	1.1
Changes in operating assets and liabilities:
Accounts receivable	14.1	5.2
Inventories, net	1.7	(46.9)
Prepaid expenses and other assets	6.5	(6.9)
Accounts payable	(2.5)	(2.0)
Other liabilities	(16.9)	(9.7)
Net cash provided (used) by operating activities	17.7	(37.1)

Investing activities:
Purchases of property, plant and equipment	(11.3)	(24.0)
Proceeds from sale of property, plant and equipment	1.3	3.0
Proceeds from redemption of life insurance	0.5	—
Net cash provided (used) by investing activities	(9.5)	(21.0)

Financing activities:
Taxes paid related to net share settlement of equity awards	(0.9)	(0.5)
Repayments of finance leases	(0.1)	(0.1)
Debt issuance costs	(1.6)	(1.8)
Purchases of common stock	—	(1.6)
Cash dividends	(4.7)	(10.0)
Proceeds from borrowings	88.5	45.0
Repayments of borrowings	(78.1)	(39.1)
Net cash provided (used) by financing activities	3.1	(8.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	3.6	1.7
Increase (decrease) in cash and cash equivalents	14.9	(64.5)
Cash and cash equivalents at beginning of the period	103.6	161.5
Cash and cash equivalents at end of the period	$118.5	$97.0

Supplemental cash flow information:
Cash paid during the period for:
Interest	$10.2	$10.3
Income taxes, net of refunds	$15.3	$15.5
Operating lease obligations	$4.4	$4.6

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of business

Methode Electronics, Inc. (the “Company” or “Methode”) is a leading global supplier of custom engineered solutions with sales, engineering and manufacturing locations in North America, Europe, Middle East and Asia. The Company designs, engineers and produces mechatronic products for Original Equipment Manufacturers (“OEMs”) utilizing its broad range of technologies for user interface, light-emitting diode (“LED”) lighting system, power distribution, and sensor applications.

The Company’s solutions are found in the end markets of transportation (including automotive, commercial vehicle, e-bike, aerospace, bus and rail), cloud computing infrastructure, construction equipment, and consumer appliance.

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

Financial reporting periods

The Company’s fiscal year ends on the Saturday closest to April 30, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The current fiscal year ending May 2, 2026 is a 52-week fiscal year. The prior fiscal year ended May 3, 2025 was a 53-week fiscal year, with the additional week being included in the second fiscal quarter. The three months ended November 1, 2025 and November 2, 2024 were 13 and 14-week periods, respectively, while the six months ended November 1, 2025 and November 2, 2024 were 26 and 27-week periods, respectively.

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

Accounting pronouncements not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU No. 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The Company will include the disclosures required under ASU No. 2023-09 in its Annual Report on Form 10-K for the fiscal year ending May 2, 2026. The Company expects the adoption to only affect its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures.” ASU 2024-03 requires public entities to disclose more detailed information about certain costs and expenses presented in the income statement, including inventory purchases, employee compensation, selling expenses and depreciation. ASU 2024-03 will become effective for the Company’s annual periods beginning in fiscal 2028. Early adoption is permitted. The Company is currently evaluating the effects of this ASU on its financial statement disclosures.

Summary of significant accounting policies

The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Form 10-K for the year ended May 3, 2025. There have been no material changes to the significant accounting policies in the six months ended November 1, 2025.

Foreign currency translation.

The functional currencies of the majority of the Company’s foreign subsidiaries are their local currencies. The results of operations of these foreign subsidiaries are translated into U.S. dollars using average monthly rates, while the assets and liabilities are translated using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss (“AOCL”). Gains and losses arising from transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions, are included in the condensed consolidated statements of operations in other expense, net. Net foreign exchange loss was $1.5 million in the three months ended November 1, 2025, compared to $1.7 million in the three months ended November 2, 2024. Net foreign exchange loss was $3.0 million in the six months ended November 1, 2025, compared to $2.3 million in the six months ended November 2, 2024.

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

The majority of the Company’s revenue is recognized at a point in time. The Company has determined that the most definitive demonstration that control has transferred to a customer is physical shipment or delivery, depending on the contractual shipping terms, except for consignment transactions. Consignment transactions are arrangements where the Company transfers product to a customer location but retains ownership and control of such product until it is used by the customer. Revenue for consignment arrangements is recognized upon the customer’s usage. The Company’s revenue also includes customer cost recoveries, which represent reimbursements the Company receives from customers for incremental costs incurred in fulfilling its performance obligation to the customer. Given these cost recoveries are generally negotiated after contract inception, the Company accounts for these cost recoveries as a modification to the existing contract. The Company recognizes cost recoveries as revenue when (or as) the remaining performance obligations per the contract are satisfied, or on the modification date if all performance obligations under the contract have been previously satisfied.

Revenue associated with products which the Company believes have no alternative use (such as highly customized parts), and where the Company has an enforceable right to payment, are recognized on an over time basis. Revenue is recognized based on progress to date, which is typically even over the production process through transfer of control to the customer. For the three months ended November 1, 2025 and November 2, 2024, revenue recognized over time was $0.5 million and $2.3 million, respectively. For the six months ended November 1, 2025 and November 2, 2024, revenue recognized over time was $4.0 million and $4.9 million, respectively.

The Company’s payment terms with its customers are typically 30-60 days from the time control transfers. As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” to not assess whether a contract has a significant financing component.

Contract balances

The Company receives payment from customers based on the contractual billing schedule and specific performance requirements established in the contract. Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when an entity has received consideration, or the amount is due from the customer in advance of revenue recognition. Contract assets and contract liabilities are recognized in other current assets or other accrued liabilities in the condensed consolidated balance sheets and were immaterial as of November 1, 2025 and May 3, 2025.

Disaggregated revenue information

The following table represents a disaggregation of revenue from contracts with customers by segment and geographical location. Net sales are attributed to regions based on the location of production. Though revenue recognition patterns and contracts are generally consistent, the amount, timing, and uncertainty of revenue and cash flows may vary in each reportable segment due to geographic and economic factors.

	Three Months Ended November 1, 2025 (13 Weeks)
(in millions)	Automotive	Industrial	Interface	Total
Geographic net sales:
North America	$40.2	$43.4	$9.5	$93.1
Europe, the Middle East & Africa ("EMEA")	60.6	50.2	—	110.8
Asia	9.7	33.3	—	43.0
Total net sales	$110.5	$126.9	$9.5	$246.9

	Three Months Ended November 2, 2024 (14 Weeks)
(in millions)	Automotive	Industrial	Interface	Total
Geographic net sales:
North America	$69.7	$49.9	$15.7	$135.3
EMEA	66.5	48.5	—	115.0
Asia	9.3	33.0	—	42.3
Total net sales	$145.5	$131.4	$15.7	$292.6

	Six Months Ended November 1, 2025 (26 Weeks)
(in millions)	Automotive	Industrial	Interface	Total
Geographic net sales:
North America	$76.8	$87.5	$20.4	$184.7
EMEA	122.2	100.4	—	222.6
Asia	17.6	62.5	—	80.1
Total net sales	$216.6	$250.4	$20.4	$487.4

	Six Months Ended November 2, 2024 (27 Weeks)
(in millions)	Automotive	Industrial	Interface	Total
Geographic net sales:
North America	$136.0	$95.2	$27.9	$259.1
EMEA	125.8	88.1	—	213.9
Asia	18.5	59.6	—	78.1
Total net sales	$280.3	$242.9	$27.9	$551.1

Note 3. Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges include costs related to restructuring actions taken by the Company as well as long-lived asset impairments.

The Company continually monitors market factors and industry trends and may take restructuring actions to reduce overall costs and improve operational profitability as appropriate. Restructuring actions generally result in charges for employee termination benefits, plant closures, asset impairments, and contract termination costs.

Components of restructuring and asset impairment charges were as follows:

	Three Months Ended		Six Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
(in millions)	(13 Weeks)	(14 Weeks)	(26 Weeks)	(27 Weeks)
Employee termination benefits	$1.0	$—	$1.9	$0.3
Asset impairment charges	0.1	0.1	0.1	0.4
Total	$1.1	$0.1	$2.0	$0.7

The table below presents restructuring and asset impairment charges by reportable segment.

	Three Months Ended		Six Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
(in millions)	(13 Weeks)	(14 Weeks)	(26 Weeks)	(27 Weeks)
Automotive	$0.5	$—	$1.2	$0.3
Industrial	0.1	0.1	0.1	0.1
Interface	—	—	—	—
Eliminations/Corporate	0.5	—	0.7	0.3
Total	$1.1	$0.1	$2.0	$0.7
Recognized in:
Cost of products sold	$0.1	$0.1	$0.1	$0.4
Selling and administrative expenses	1.0	—	1.9	0.3
	$1.1	$0.1	$2.0	$0.7

The Company’s restructuring liability was $0.1 million and $0.7 million as of November 1, 2025 and May 3, 2025, respectively. Estimates of restructuring costs are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring costs, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals. The Company may take additional restructuring actions in future periods based upon market conditions and industry trends.

Note 4. Income Taxes

For the three and six months ended November 1, 2025, the Company utilized the discrete effective tax rate method, treating the year-to-date period as if it was the annual period to calculate its interim income tax provision. The Company concluded it could not use the estimated annual effective tax rate method as it could not calculate a reliable estimate of the annual effective tax rate due to it being highly sensitive to minor changes in the forecasted amounts, thus generating significant variability in the estimated annual effective tax rate and distorting the customary relationship between income tax expense and pre-tax loss in interim periods.

The Company’s income tax expense and effective tax rate for the three and six months ended November 1, 2025 and November 2, 2024 were as follows:

	Three Months Ended		Six Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
($ in millions)	(13 Weeks)	(14 Weeks)	(26 Weeks)	(27 Weeks)
Pre-tax income (loss)	$(4.2)	$1.6	$(10.3)	$(11.5)
Income tax expense	5.7	3.2	9.9	8.4
Effective tax rate	(135.7)%	200.0%	(96.1)%	(73.0)%

The effective tax rate for the three and six months ended November 1, 2025 differs from the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for U.S. deferred tax assets of $2.3 million and $4.0 million, respectively, and an unfavorable effect from global intangible low-tax income (“GILTI”) and non-deductible interest, partially offset by the effect of income derived from foreign operations with lower statutory tax rates. The effective tax rate for the three and six months ended November 2, 2024 differs from the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for U.S. deferred tax assets of $3.2 million and $7.5 million, respectively, and an unfavorable effect of GILTI, partially offset by the effect of income derived from foreign operations with lower statutory tax rates, research deductions claimed in foreign jurisdictions, and foreign exchange loss. The valuation allowance is recorded based on the evaluation of all available evidence that the recovery of some of its deferred tax assets was not more likely than not.

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

The Company’s gross unrecognized income tax benefits were $0.9 million and $0.8 million as of November 1, 2025 and May 3, 2025, respectively. If any portion of the Company’s unrecognized tax benefits is recognized, it would affect the Company’s effective tax rate. The unrecognized tax benefits are reviewed periodically and adjusted for changing facts and circumstances, such as tax audits, the lapsing of applicable statutes of limitations, and changes in tax law. The Company recognizes interest and penalties related to income tax uncertainties in income tax expense. Accrued interest and penalties were $0.1 million and $0.1 million as of November 1, 2025 and May 3, 2025, respectively.

On July 4, 2025, the United States Congress passed the budget reconciliation bill H.R. 1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent many of the provisions previously enacted as part of the 2017 Tax Cut and Jobs Act that were set to expire at the end of 2025 and includes other changes to certain U.S. corporate tax provisions. The changes to U.S. tax law that were enacted under the OBBBA include modifications to capitalization of research and development expenses, changes to interest expense limitations and accelerated fixed asset depreciation. Based on the Company’s current U.S. tax position, the changes did not have a significant effect to the effective tax rate.

Note 5. Balance Sheet Components

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less. Highly liquid investments include money market funds which are classified within Level 1 of the fair value hierarchy.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are customer obligations due under normal trade terms and are presented net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the current expected credit loss impairment model. The Company applies a historical loss rate based on historic write-offs to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The Company may also record a specific reserve for individual accounts when it becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. The allowance for doubtful accounts balance was $3.2 million and $3.0 million as of November 1, 2025 and May 3, 2025, respectively.

Inventories, net

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

(in millions)	November 1, 2025	May 3, 2025
Finished products	$46.4	$44.3
Work-in-process	22.9	20.7
Raw materials	143.8	158.0
Gross inventories	213.1	223.0
Inventory reserves	(22.9)	(28.9)
Total inventories, net	$190.2	$194.1

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

(in millions)	November 1, 2025	May 3, 2025
Land	$3.2	$3.3
Buildings and building improvements	106.7	104.6
Machinery and equipment	441.3	424.2
Construction in progress	53.9	47.9
Total property, plant and equipment, gross	605.1	580.0
Less: accumulated depreciation	(379.6)	(358.4)
Property, plant and equipment, net	$225.5	$221.6

Depreciation expense was $9.2 million and $8.4 million in the three months ended November 1, 2025 and November 2, 2024, respectively. Depreciation expense was $18.3 million and $16.6 million in the six months ended November 1, 2025 and November 2, 2024, respectively. As of November 1, 2025 and May 3, 2025, capital expenditures recorded in accounts payable totaled $2.7 million and $3.3 million, respectively.

Pre-production tooling costs related to long-term supply arrangements

The Company incurs pre-production tooling costs related to products produced for its customers under long-term supply arrangements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable by the customer. As of November 1, 2025 and May 3, 2025, the Company had $25.5 million and $31.7 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.

Costs for molds, dies and other tools used in products produced for its customers under long-term supply arrangements for which the Company has title are capitalized in property, plant and equipment and amortized over the shorter of the life of the arrangement or the estimated useful life of the assets. As of November 1, 2025 and May 3, 2025, Company-owned tooling was $13.2 million and $12.9 million, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. A summary of the changes in the carrying amount of goodwill by reportable segment is as follows:

(in millions)	Automotive	Industrial	Total
Net Goodwill Balance as of May 3, 2025	$—	$172.7	$172.7

Gross Goodwill Balance as of May 3, 2025	105.9	172.7	278.6
Foreign Currency Translation	—	0.7	0.7
Gross Goodwill Balance as of November 1, 2025	105.9	173.4	279.3
Accumulated impairment	(105.9)	—	(105.9)
Net Goodwill Balance as of November 1, 2025	$—	$173.4	$173.4

A summary of goodwill by reporting unit is as follows:

(in millions)	November 1, 2025	May 3, 2025
Grakon Industrial	$124.3	$124.7
Nordic Lights	47.4	46.4
Other	1.7	1.6
Total	$173.4	$172.7

The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the beginning of the fourth quarter each fiscal year. In addition, the Company continuously monitors for events and circumstances that could negatively affect the key assumptions used in determining fair value and therefore require interim goodwill impairment testing, including long-term revenue growth projections, profitability, discount rates, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. No impairment indicators were identified in the second quarter of fiscal 2026.

Other intangible assets, net

Details of identifiable intangible assets are shown below:

	November 1, 2025
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$313.8	$(111.2)	$202.6	13.6
Trade names, patents and technology licenses	76.9	(52.7)	24.2	6.0
Total amortized intangible assets	390.7	(163.9)	226.8
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$392.5	$(163.9)	$228.6

Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal Year:
Remainder of fiscal 2026	$11.8
2027	22.4
2028	20.1
2029	18.8
2030	17.8
Thereafter	135.9
Total	$226.8

Note 7. Derivative Instruments and Hedging Activities

The Company is exposed to various market risks including, but not limited to, foreign currency exchange rates and market interest rates. The Company strives to control its exposure to these risks through its normal operating activities and, where appropriate, through the use of derivative financial instruments. Derivative financial instruments are measured at fair value on a recurring basis using various pricing models that incorporate observable market parameters, such as interest rate yield curves and foreign currency rates and are classified as Level 2 within the fair value hierarchy.

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

Net investment hedges

The Company is exposed to the risk that adverse changes in foreign currency exchange rates could affect its net investment in non-U.S. subsidiaries. To manage this risk, the Company designates certain qualifying derivative and non-derivative instruments, including cross-currency swaps and foreign currency-denominated debt, as net investment hedges of certain non-U.S. subsidiaries.

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

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company recognizes the effect of all other changes in fair value of the derivative, which represents the interest rate differential of the cross-currency swap, through interest expense. For the three months ended November 1, 2025 and November 2, 2024, the Company recorded zero and a gain of $0.3 million, respectively, in interest expense, net in the condensed consolidated statements of operations. For the six months ended November 1, 2025 and November 2, 2024, the Company recorded zero and a gain of $0.5 million, respectively, in interest expense, net in the condensed consolidated statements of operations.

As of August 2, 2025, the Company designated €55.0 million of long-term borrowings under its revolving credit facility (see Note 8 “Debt”) as a net investment hedge of the foreign currency exposure of its investment in its euro-denominated subsidiaries. The remaining euro-denominated borrowings were previously designated as a net investment hedge up until December 18, 2024. Due to changes in the value of the euro-denominated long-term borrowings designated as a net investment hedge, in the three months ended November 1, 2025 and November 2, 2024, gains (losses), net of tax, of ($0.2) million and $0.4 million, respectively, were recognized within the currency translation section of other comprehensive income (loss). In the six months ended November 1, 2025 and November 2, 2024, gains (losses), net of tax, of $0.1 million and ($3.0) million, respectively, were recognized within the currency translation section of other comprehensive income (loss). Included in AOCL related to net investment hedges were cumulative gains of $9.1 million and $9.0 million, respectively, as of November 1, 2025 and May 3, 2025. The Company manages the related foreign exchange risk of its euro-denominated long-term borrowings not designated as a net investment hedge through certain euro-denominated financial assets.

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

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter. The effective portion of the periodic changes in fair value is recognized in AOCL in the condensed consolidated balance sheets. Subsequently, the accumulated gains and losses recorded in AOCL are reclassified to income in the period during which the hedged cash flow affects earnings, which are expected to be immaterial over the next 12 months. No ineffectiveness was recognized in the three or six months ended November 1, 2025 and November 2, 2024.

Derivatives not designated as hedges

The Company uses short-term foreign currency forward contracts to mitigate the effect on earnings that exchange rate fluctuations have on non-functional currency balance sheet exposures. These forward contracts are not designated as hedging instruments. Gains and losses on these forward contracts are recognized in other expense, net, along with the foreign currency gains and losses on monetary assets and liabilities, in the condensed consolidated statements of operations.

As of November 1, 2025 and May 3, 2025, the Company held foreign currency forward contracts with a notional value of $128.9 million and $107.2 million, respectively. During the three and six months ended November 1, 2025, the Company recognized a loss of ($0.2) million and a gain of $0.1 million, respectively, related to foreign currency forward contracts in the condensed consolidated statements of operations. During the three and six months ended November 2, 2024, the Company recognized a gain of $0.5 million and $0.5 million, respectively, related to foreign currency forward contracts in the condensed consolidated statements of operations.

Effect of derivative instruments on comprehensive income (loss)

The pre-tax effects of derivative financial instruments recorded in other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
(in millions)	(13 Weeks)	(14 Weeks)	(26 Weeks)	(27 Weeks)
Cross-currency swap	$—	$0.1	$—	$(0.8)
Interest rate swaps	0.6	(1.4)	1.3	(2.7)
Total	$0.6	$(1.3)	$1.3	$(3.5)

Fair value of derivative instruments on the balance sheet

The fair value of derivative instruments are classified as Level 2 within the fair value hierarchy and are recorded in the condensed consolidated balance sheets as follows:

		Asset/(Liability)
(in millions)	Financial Statement Caption	November 1, 2025	May 3, 2025
Derivatives designated as hedging instruments:
Interest rate swaps	Other long-term liabilities	$(4.4)	$(5.7)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	$0.7
Foreign currency forward contracts	Other accrued liabilities	$(0.2)	$—

Note 8. Debt

A summary of debt is shown below:

(in millions)	November 1, 2025	May 3, 2025
Revolving credit facility	$334.5	$319.4
Other debt	1.3	1.3
Unamortized debt issuance costs	(3.3)	(3.1)
Total debt	332.5	317.6
Less: current maturities	(0.2)	(0.2)
Total long-term debt	$332.3	$317.4

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

On July 7, 2025, the Company entered into a Third Amendment to Second Amended and Restated Credit Agreement (the “Third Amendment”) among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other Lenders party thereto and other parties thereto. Among other things, the Third Amendment (i) reduced the revolving credit commitments from $500 million to $400 million, (ii) eliminated the Company’s option to increase the revolving credit commitments and/or add one or more tranches of term loans under the credit facility from time to time subject to certain limitations and conditions including approval of certain lenders, (iii) amended the consolidated interest coverage ratio covenant for the quarters ending August 2, 2025, November 1, 2025, January 31, 2026 and May 2, 2026 to relax that covenant to some extent for each of those quarters, (iv) amended the consolidated leverage ratio covenant for the quarters ending August 2, 2025, November 1, 2025, January 31, 2026, May 2, 2026 and August 1, 2026 to relax that covenant to some extent for each of those quarters, (v) amended the definition of “Consolidated EBITDA,” to include an add back for a portion of the inventory write-down taken in the fourth quarter of fiscal 2025, (vi) increased the interest rate during the period from July 7, 2025 to the date that financial statements and a compliance certificate are delivered for the fiscal quarter ending October 31, 2026 (such period, the “Third Amendment Period”), (vii) changed the commitment fee payment during the Third Amendment Period, (viii) extended, through the maturity date, the requirement to provide monthly financial statements to the lenders, (ix) restricted or decreased, during the Third Amendment Period, the amount of certain exceptions to covenants restricting liens on, investments by and indebtedness of the Company and its subsidiaries, (x) limited to $2.5 million, in any fiscal quarter during the Third Amendment Period, the general basket exception to a covenant restricting certain restricted payments (including dividends) by the Company and its subsidiaries, while allowing under that general basket exceptions up to an aggregate of $25 million of restricted payments during any other period, (xi) extended, through the maturity date, an “anti-cash hoarding” requirement contained in the Second Amendment such that if we have cash on hand in the U.S. (subject to certain exceptions) of more than $65 million for 10 consecutive business days, we will be required to prepay the indebtedness under the credit facility by the amount of such excess, (xii) eliminated, during the Third Amendment Period, the investment, restricted payment and indebtedness baskets that had allowed for unlimited investments, restricted payments and indebtedness, as applicable, so long as (among other requirements) the Company met certain pro forma consolidated leverage ratio tests and (xiii) waived any default or event of default that may have occurred due to non-compliance with the consolidated interest coverage ratio covenant and the consolidated leverage ratio covenant for the quarter ended May 3, 2025 as calculated using the definition of “Consolidated EBITDA” that was in effect before giving effect to the Third Amendment.

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

The Third Amendment was accounted for as a debt modification, which resulted in a non-cash loss of $0.6 million in the six months ended November 1, 2025 related to the partial write-off of unamortized debt issuance costs as a result of the reduction in the credit facility size. The non-cash loss was recognized in other expense, net in the Company’s condensed consolidated statement of operations. Additionally, the Company incurred debt issuance costs of $1.6 million associated with the Third Amendment which were capitalized and, along with the current unamortized debt issuance costs, are being amortized to interest expense on a straight-line basis over remaining term of the Amended Credit Agreement.

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

As of November 1, 2025, the outstanding balance under the revolving credit facility consisted of $294.5 million (€255.3 million) of euro-denominated borrowings and $40.0 million of US dollar denominated borrowings. The weighted-average interest rate on outstanding euro-denominated and US dollar borrowings under the Amended Credit Agreement was approximately 5.5% and 7.6% as of November 1, 2025.

The Amended Credit Agreement contains various representations and warranties, financial covenants (including covenants requiring the Company to maintain compliance with a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, in each case as of the end of each fiscal quarter), restrictive and other covenants, and events of default. The covenants in the Amended Credit Agreement include an “anti-cash hoarding” requirement, as discussed above. As of November 1, 2025, the Company was in compliance with all the covenants in the Amended Credit Agreement.

Other debt

One of the Company’s European subsidiaries has debt that consists of one note with a maturity in 2031. The weighted-average interest rate on this debt was approximately 1.8% as of November 1, 2025 and $0.2 million of the debt was classified as short-term.

Note 9. Shareholders’ Equity

Share buyback programs

On June 13, 2024, the Board of Directors approved a share buyback authorization, commencing on June 17, 2024, for the purchase of up to $200.0 million of the Company’s outstanding common stock through June 17, 2026 (the “2024 Buyback Authorization”). No shares have been purchased under the 2024 Buyback Authorization. As of November 1, 2025, the dollar value of shares that remained available to be purchased by the Company under 2024 Buyback Authorization was $200.0 million.

Dividends

The Company paid dividends totaling $1.9 million and $4.9 million in the three months ended November 1, 2025 and November 2, 2024, respectively. The Company paid dividends totaling $4.7 million and $10.0 million in the six months ended November 1, 2025 and November 2, 2024, respectively. Dividends paid in the six months ended November 1, 2025 and November 2, 2024, include $0.5 million and $0.2 million of dividend equivalent payments for restricted stock units that vested.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in AOCL, net of tax is shown below:

	Three Months Ended November 1, 2025 (13 Weeks)			Six Months Ended November 1, 2025 (26 Weeks)
(in millions)	Currency translation adjustments	Derivative instruments	Total	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$(21.9)	$(1.1)	$(23.0)	$(28.2)	$(1.6)	$(29.8)
Other comprehensive income (loss)	0.3	0.6	0.9	6.5	1.3	7.8
Tax (expense) benefit	(0.1)	(0.1)	(0.2)	—	(0.3)	(0.3)
Net other comprehensive income (loss)	0.2	0.5	0.7	6.5	1.0	7.5
Balance at the end of period	$(21.7)	$(0.6)	$(22.3)	$(21.7)	$(0.6)	$(22.3)

	Three Months Ended November 2, 2024 (14 Weeks)			Six Months Ended November 2, 2024 (27 Weeks)
(in millions)	Currency translation adjustments	Derivative instruments	Total	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$(34.4)	$(1.9)	$(36.3)	$(36.5)	$(0.2)	$(36.7)
Other comprehensive income (loss)	(0.4)	(1.3)	(1.7)	0.7	(3.5)	(2.8)
Tax expense (benefit)	(0.1)	0.4	0.3	0.9	0.9	1.8
Net other comprehensive income (loss)	(0.5)	(0.9)	(1.4)	1.6	(2.6)	(1.0)
Balance at the end of period	$(34.9)	$(2.8)	$(37.7)	$(34.9)	$(2.8)	$(37.7)

Stock-based compensation

The Company has granted restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock awards to employees and non-employee directors under its long-term incentive compensation plans.

Performance stock units

During the six months ended November 1, 2025, the Company granted 818,115 PSUs to certain employees. The PSUs may be earned on the third anniversary of the grant date based on a cumulative three-year performance period relative to established goals for threshold and target performance. The performance measures are based on return on invested capital (“ROIC”) and annualized total stockholder return (“TSR”) measures, in each case through the end of the Company’s fiscal year ending April 29, 2028, with 60% of the award allocated to the ROIC measure and 40% to the TSR measure. The PSUs earn dividend equivalents during the vesting periods, which are forfeitable if the PSUs do not vest.

The fair value of the PSUs based on an ROIC measure (“ROIC PSUs”) is based on the closing stock price on the date of grant. Compensation expense is recognized when it is probable that the target performance criteria will be achieved. The Company assesses the probability of vesting at each balance sheet date and adjusts compensation expense based on the probability assessment. Based on the Company’s current projections, no compensation expense has been recognized for the ROIC PSUs to date, as the performance conditions are not probable of being met.

The Company estimated the grant date fair value of its PSUs based on a TSR performance measure using a Monte Carlo simulation model, as the TSR metric and changes in stock price are considered market conditions under ASC 718, “Compensation - Stock Compensation.” Compensation expense is recognized ratably over the performance period based on the awards grant date fair value.

The following table summarizes PSU activity:

	Performance stock units	Weighted average grant date fair value
Non-vested at May 3, 2025	208,661	$14.09
Awarded	818,115	$7.10
Vested	—	$—
Forfeited	—	$—
Non-vested at November 1, 2025	1,026,776	$8.31

As of November 1, 2025, unrecognized share-based compensation expense for the PSUs was $4.1 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

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

	Restricted stock units	Weighted average grant date fair value
Non-vested at May 3, 2025	620,550	$15.31
Awarded	857,270	$6.50
Vested	(222,513)	$19.39
Forfeited	(13,503)	$30.12
Non-vested at November 1, 2025	1,241,804	$8.34

As of November 1, 2025, unrecognized share-based compensation expense for RSUs was $6.7 million which will be recognized over a weighted-average amortization period of 1.6 years.

Non-employee director stock awards

The Company grants stock awards to its non-employee directors as a component of their compensation. The stock awards vest immediately upon grant. Non-employee directors may elect to defer receipt of their shares under the Company’s non-qualified deferred compensation plan. The following table summarizes awards granted to non-employee directors:

	Non-employee director awards	Deferred non-employee director awards	Total	Weighted average grant date fair value
Outstanding at May 3, 2025	—	147,312	147,312	$22.39
Awarded	55,629	58,695	114,324	$7.52
Issued	(55,629)	(7,824)	(63,453)	$9.64
Non-vested at November 1, 2025	—	198,183	198,183	$17.90

Restricted stock awards

During fiscal 2025, the Company had 710,349 RSAs outstanding which were subject to the achievement of an EBITDA measure for fiscal 2025. The EBITDA performance measure for fiscal 2025 was not met and the outstanding RSAs were cancelled in June 2025.

Stock-based compensation expense

All stock-based awards to employees and non-employee directors are recognized in selling and administrative expenses on the condensed consolidated statements of operations. The table below summarizes the stock-based compensation expense related to the equity awards:

	Three Months Ended		Six Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
(in millions)	(13 Weeks)	(14 Weeks)	(26 Weeks)	(27 Weeks)
RSUs	$1.6	$1.3	$2.6	$2.0
PSUs	0.5	0.2	0.7	0.2
Deferred non-employee director awards	0.4	—	0.4	0.9
Non-employee director awards	0.5	—	0.5	0.6
Total stock-based compensation expense	$3.0	$1.5	$4.2	$3.7

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
	(13 Weeks)	(14 Weeks)	(26 Weeks)	(27 Weeks)
Net loss (in millions)	$(9.9)	$(1.6)	$(20.2)	$(19.9)

Basic weighted average shares outstanding	35,472,733	35,494,664	35,422,676	35,460,586
Dilutive effect of common stock equivalents	—	—	—	—
Diluted weighted average shares outstanding	35,472,733	35,494,664	35,422,676	35,460,586

Loss per share:
Basic	$(0.28)	$(0.05)	$(0.57)	$(0.56)
Diluted	$(0.28)	$(0.05)	$(0.57)	$(0.56)

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	575,912	1,220,031	325,351	1,112,511

In the three and six months ended November 1, 2025 and November 2, 2024, all potential common shares issuable for PSUs and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for PSUs and RSUs on the weighted-average number of common shares outstanding would have been approximately 295,000 and 231,000 common shares for the three months ended November 1, 2025 and November 2, 2024, respectively. The dilutive effect of potential common shares issuable for PSUs and RSUs on the weighted-average number of common shares outstanding would have been approximately 234,000 and 150,000 common shares for the six months ended November 1, 2025 and November 2, 2024, respectively.

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

The Industrial segment manufactures exterior and interior lighting solutions, industrial safety radio remote controls, braided flexible cables, current-carrying laminated busbars and devices, custom power-product assemblies, such as our PowerRail® solution, high-current high-voltage flexible power cabling systems and powder-coated busbars that are used in various markets and applications, including aerospace, commercial vehicles, data centers, industrial equipment, power conversion, military, telecommunications, and transportation.

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

The tables below present information about the Company’s reportable segments:

	Three Months Ended November 1, 2025 (13 Weeks)
(in millions)	Automotive	Industrial	Interface	Eliminations/ Corporate	Consolidated
Net sales	$117.5	$138.7	$9.5	$(18.8)	$246.9
Transfers between segments	(7.0)	(11.8)	—	18.8	—
Net sales to unaffiliated customers	110.5	126.9	9.5	—	246.9
Cost of products sold	108.3	84.5	6.7	(0.3)	199.2
Selling and administrative expenses	11.4	9.0	0.5	18.1	39.0
Amortization of intangibles	1.7	4.1	—	—	5.8
Income (loss) from operations	$(10.9)	$29.3	$2.3	$(17.8)	$2.9
Interest expense, net					5.7
Other expense, net					1.4
Pre-tax loss					$(4.2)

	Three Months Ended November 2, 2024 (14 Weeks)
(in millions)	Automotive	Industrial	Interface	Eliminations /Corporate	Consolidated
Net sales	$148.1	$139.4	$15.7	$(10.6)	$292.6
Transfers between segments	(2.6)	(8.0)	—	10.6	—
Net sales to unaffiliated customers	145.5	131.4	15.7	—	292.6
Cost of products sold	131.3	93.4	10.5	(0.5)	234.7
Selling and administrative expenses	11.2	10.1	0.5	20.8	42.6
Amortization of intangibles	2.3	3.6	—	—	5.9
Income (loss) from operations	$0.7	$24.3	$4.7	$(20.3)	$9.4
Interest expense, net					6.2
Other expense, net					1.6
Pre-tax income					$1.6

	Six Months Ended November 1, 2025 (26 Weeks)
(in millions)	Automotive	Industrial	Interface	Eliminations/ Corporate	Consolidated
Net sales	$228.4	$272.2	$20.4	$(33.6)	$487.4
Transfers between segments	(11.8)	(21.8)	—	33.6	—
Net sales to unaffiliated customers	216.6	250.4	20.4	—	487.4
Cost of products sold	214.3	168.3	14.2	(0.6)	396.2
Selling and administrative expenses	22.0	18.4	0.9	34.3	75.6
Amortization of intangibles	3.7	7.9	—	—	11.6
Income (loss) from operations	$(23.4)	$55.8	$5.3	$(33.7)	$4.0
Interest expense, net					11.6
Other expense, net					2.7
Pre-tax loss					$(10.3)

	Six Months Ended November 2, 2024 (27 Weeks)
(in millions)	Automotive	Industrial	Interface	Eliminations /Corporate	Consolidated
Net sales	$284.8	$256.5	$27.9	$(18.1)	$551.1
Transfers between segments	(4.5)	(13.6)	—	18.1	—
Net sales to unaffiliated customers	280.3	242.9	27.9	—	551.1
Cost of products sold	257.5	172.1	20.1	(1.1)	448.6
Selling and administrative expenses	23.2	22.4	1.2	42.0	88.8
Amortization of intangibles	4.6	7.2	—	—	11.8
Income (loss) from operations	$(5.0)	$41.2	$6.6	$(40.9)	$1.9
Interest expense, net					11.0
Other expense, net					2.4
Pre-tax loss					$(11.5)

(in millions)	November 1, 2025	May 3, 2025
Identifiable assets:
Automotive	$553.9	$596.0
Industrial	593.1	594.6
Interface	59.0	62.4
Eliminations/Corporate	81.4	52.8
Total identifiable assets	$1,287.4	$1,305.8

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

Note 13. Related Party Transactions

The Company’s former Interim Chief Financial Officer, David Rawden, was a director of AlixPartners, LLP (“AlixPartners”), a business advisory firm that provided a number of consulting services to the Company. The Company’s former Interim Chief Executive Officer, Kevin Nystrom, was a partner and managing director of AlixPartners. In the six months ended November 1, 2025, the Company recognized no expense for consulting services provided by AlixPartners. In the three and six months ended November 2, 2024, the Company recognized $5.4 million and $8.9 million, respectively, of expense for consulting services provided by

AlixPartners.

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

• Production delays or cancelled orders;

• Changes in global trade policies, including tariffs;

• Failure to attract and retain qualified personnel;

• Inflation;

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

• Changing government regulations;

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

Overview

We are a leading global supplier of custom engineered solutions with sales, engineering and manufacturing locations in North America, Europe, Middle East, and Asia. We design, engineer, and produce mechatronic products for Original Equipment Manufacturers (“OEMs”) utilizing our broad range of technologies for user interface, light-emitting diode (“LED”) lighting system, power distribution, and sensor applications.

Our solutions are found in the end markets of transportation (including automotive, commercial vehicle, e-bike, aerospace, bus and rail), cloud computing infrastructure, construction equipment, and consumer appliance.

Macroeconomic Conditions

There is continued uncertainty about the future relationship between the U.S. and various other countries with respect to tariffs, trade policies, government regulations, treaties and trade agreements. We are exposed to market risk with respect to increased and volatile duties assessed on raw materials (including copper, steel and aluminum), component parts (including semiconductors), and finished goods we import into the U.S. from our various manufacturing sites, including those in Mexico, China, Egypt, Europe and Canada. Should any of these tariffs or other trade barriers expand, raw materials and finished goods that we import will face higher prices, which could lead to reduced margins or increased prices that could, in turn, cause decreased customer demand. To the extent that we are unable to obtain price increases or there is a significant decrease in customer demand, new or higher tariffs could have a material effect on our results of operations.

The global economy continues to experience volatile disruptions including to the commodity, labor, and transportation markets, arising from a combination of geopolitical events and various economic and financial factors. These disruptions have affected our operations and may continue to affect our business, financial condition, and results of operations. As a result of continued inflation, we have implemented measures to mitigate certain adverse effects of higher costs. However, we have been unable to fully mitigate or pass through the increases in our costs to our customers, which will likely continue in the future.

Our business in the future will be affected by the broad trend of electrification. The adoption of EVs has been slower than anticipated, which may affect our financial condition and results of operations. In addition, there are various government policies, subsidies, and economic incentives designed to increase EV adoption. There is no guarantee these incentive programs will be available in the future.

Global Supply Chain Disruptions

We continue to face a variety of supply chain challenges in fiscal 2026, including the procurement of automotive-grade semiconductors. In addition, we have experienced, and may continue to experience, business interruptions, including customer shutdowns and increased material and logistics costs and labor shortages. Changes in government regulations in areas including, but not limited to, trade and tariff regulations as noted above, could also increase our costs. We continue to work closely with suppliers and customers to mitigate and minimize the potential adverse effect from global supply chain disruptions. However, if we are not able to mitigate any direct or indirect supply chain disruptions, this may have a material adverse effect on our financial condition, results of operations, and cash flows.

Consolidated Results of Operations

We maintain our financial records on the basis of a 52 or 53-week fiscal year ending on the Saturday closest to April 30. Fiscal 2026 is a 52-week year and fiscal 2025 was a 53-week year. The three months ended November 1, 2025 and November 2, 2024 were 13 and 14-week periods, respectively, while the six months ended November 1, 2025 and November 2, 2024, were 26 and 27-week periods, respectively. The following discussions of comparative results among periods should be reviewed in this context.

The table below compares our results of operations between the three and six months ended November 1, 2025 and the three and six months ended November 2, 2024:

	Three Months Ended		Six Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
(in millions)	(13 Weeks)	(14 Weeks)	(26 Weeks)	(27 Weeks)
Net sales	$246.9	$292.6	$487.4	$551.1
Cost of products sold	199.2	234.7	396.2	448.6
Gross profit	47.7	57.9	91.2	102.5
Selling and administrative expenses	39.0	42.6	75.6	88.8
Amortization of intangibles	5.8	5.9	11.6	11.8
Interest expense, net	5.7	6.2	11.6	11.0
Other expense, net	1.4	1.6	2.7	2.4
Income tax expense	5.7	3.2	9.9	8.4
Net loss	$(9.9)	$(1.6)	$(20.2)	$(19.9)

Net sales

Net sales decreased $45.7 million, or 15.6%, to $246.9 million in the three months ended November 1, 2025, compared to $292.6 million in the three months ended November 2, 2024. Foreign currency translation increased net sales by $5.9 million. Excluding foreign currency translation, net sales decreased $51.6 million. The decrease was primarily due to lower sales volumes across all segments.

Net sales decreased $63.7 million, or 11.6%, to $487.4 million in the six months ended November 1, 2025, compared to $551.1 million in the six months ended November 2, 2024. Foreign currency translation increased net sales by $13.3 million. Excluding foreign currency translation, net sales decreased $77.0 million. The decrease was primarily due to lower sales volumes in the Automotive segment.

Cost of products sold

Cost of products sold decreased $35.5 million, or 15.1%, to $199.2 million (80.7% of net sales) in the three months ended November 1, 2025, compared to $234.7 million (80.2% of net sales) in the three months ended November 2, 2024. Foreign currency translation increased cost of products sold by $4.7 million. Excluding foreign currency translation, cost of products sold decreased $40.2 million. The decrease was primarily due to lower material and freight costs as a result of lower sales volumes, lower compensation expense, and a decrease in non-cash inventory reserve adjustments.

Cost of products sold decreased $52.4 million, or 11.7%, to $396.2 million (81.3% of net sales) in the six months ended November 1, 2025, compared to $448.6 million (81.4% of net sales) in the six months ended November 2, 2024. Foreign currency translation increased cost of products sold by $10.4 million. Excluding foreign currency translation, cost of products sold decreased $62.8 million. The decrease was primarily due to lower material and freight costs as a result of a decrease in sales volumes, lower compensation expense, and a decrease in non-cash inventory reserve adjustments. Restructuring and asset impairment charges included within cost of products sold were $0.1 million in the six months ended November 1, 2025, compared to $0.4 million in the six months ended November 2, 2024.

Gross profit margin

Gross profit margin was 19.3% of net sales in the three months ended November 1, 2025, compared to 19.8% of net sales in the three months ended November 2, 2024. The decrease in gross profit margin was primarily a result of lower sales volume and product mix in the Automotive segment.

Gross profit margin was 18.7% of net sales in the six months ended November 1, 2025, remaining relatively consistent compared to 18.6% of net sales in the six months ended November 2, 2024.

Selling and administrative expenses

Selling and administrative expenses decreased $3.6 million, or 8.5%, to $39.0 million (15.8% of net sales) in the three months ended November 1, 2025, compared to $42.6 million (14.6% of net sales) in the three months ended November 2, 2024. Excluding foreign currency translation, selling and administrative expenses decreased $4.1 million. The decrease was due to lower professional fees and bad debt expense, partially offset by higher compensation expense. Restructuring and asset impairment charges included within selling and administrative expenses were $1.0 million in the three months ended November 1, 2025.

Selling and administrative expenses decreased $13.2 million, or 14.9%, to $75.6 million (15.5% of net sales) in the six months ended November 1, 2025, compared to $88.8 million (16.1% of net sales) in the six months ended November 2, 2024. Excluding foreign currency translation, selling and administrative expenses decreased $14.3 million. The decrease was primarily due to lower professional fees, a decrease in bad debt expense, and lower compensation expense. Restructuring and asset impairment charges included within selling and administrative expenses were $1.9 million in the six months ended November 1, 2025, compared to $0.3 million in the six months ended November 2, 2024.

Amortization of intangibles

Amortization of intangibles was $5.8 million in the three months ended November 1, 2025, compared to $5.9 million in the three months ended November 2, 2024. Amortization of intangibles was $11.6 million in the six months ended November 1, 2025, compared to $11.8 million in the six months ended November 2, 2024.

Interest expense, net

Interest expense, net was $5.7 million in the three months ended November 1, 2025, compared to $6.2 million in the three months ended November 2, 2024. The decrease was due to lower interest rates.

Interest expense, net was $11.6 million in the six months ended November 1, 2025, compared to $11.0 million in the six months ended November 2, 2024. The increase was due to a higher level of borrowings, partially offset by lower interest rates.

Other expense, net

Other expense, net was $1.4 million in the three months ended November 1, 2025, compared to $1.6 million in the three months ended November 2, 2024. Net foreign exchange loss was $1.5 million in the three months ended November 1, 2025, compared to $1.7 million in the three months ended November 2, 2024.

Other expense, net was $2.7 million in the six months ended November 1, 2025, compared to $2.4 million in the six months ended November 2, 2024. Net foreign exchange loss was $3.0 million in the six months ended November 1, 2025, compared to $2.3 million in the six months ended November 2, 2024. Other expense, net in the six months ended November 1, 2025 includes a non-cash write-off of $0.6 million of unamortized debt issuance costs, compared to $1.2 million in the six months ended November 2, 2024. Other expense, net also includes $0.5 million of a net gain on sale of assets in the six months ended November 1, 2025, compared to $0.3 million in the six months ended November 2, 2024. In addition, we received $0.1 million of international government assistance in the six months ended November 1, 2025, compared to $1.0 million in the six months ended November 2, 2024.

Income tax expense

Income tax expense was $5.7 million (-135.7% effective tax rate) in the three months ended November 1, 2025, compared to $3.2 million (200.0% effective tax rate) in the three months ended November 2, 2024. Income tax expense was $9.9 million (-96.1% effective tax rate) in the six months ended November 1, 2025, compared to $8.4 million (-73.0% effective tax rate) in the six months ended November 2, 2024.

The effective tax rate for the three and six months ended November 1, 2025 differs from the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for U.S. deferred tax assets, an unfavorable effect from global intangible low-tax income, and non-deductible interest, partially offset by the effect of income derived from foreign operations with lower statutory tax rates. The effective tax rate for the three and six months ended November 2, 2024 differs from the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for U.S. deferred tax assets and global intangible low-tax income, partially offset by income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions and foreign exchange loss.

Net loss

Net loss was $9.9 million in the three months ended November 1, 2025, compared to $1.6 million in the three months ended November 2, 2024. Net loss was $20.2 million in the six months ended November 1, 2025, compared to $19.9 million in the six months ended November 2, 2024. The net loss was a result of the reasons described above.

Reportable Operating Segments

Automotive

	Three Months Ended		Six Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
($ in millions)	(13 Weeks)	(14 Weeks)	(26 Weeks)	(27 Weeks)
Net sales
North America	$40.2	$69.7	$76.8	$136.0
Europe, the Middle East & Africa ("EMEA")	60.6	66.5	122.2	125.8
Asia	9.7	9.3	17.6	18.5
Net sales	110.5	145.5	216.6	280.3
Gross profit	$2.2	$14.2	$2.3	$22.8
As a percent of net sales	2.0%	9.8%	1.1%	8.1%
Income (loss) from operations	$(10.9)	$0.7	$(23.4)	$(5.0)
As a percent of net sales	(9.9)%	0.5%	(10.8)%	(1.8)%

Net sales

Automotive segment net sales decreased $35.0 million, or 24.1%, to $110.5 million in the three months ended November 1, 2025, compared to $145.5 million in the three months ended November 2, 2024. Excluding foreign currency translation, net sales decreased $38.3 million.

Net sales in North America decreased $29.5 million to $40.2 million in the three months ended November 1, 2025, compared to $69.7 million in the three months ended November 2, 2024. The decrease was due to the roll-off of legacy programs, partially offset by new program launches. Net sales in EMEA decreased $5.9 million to $60.6 million in the three months ended November 1, 2025, compared to $66.5 million in the three months ended November 2, 2024. Excluding foreign currency translation, net sales in EMEA decreased $9.3 million due primarily to lower sales volumes of sensor and user interface products. Net sales in Asia increased $0.4 million to $9.7 million in the three months ended November 1, 2025, compared to $9.3 million in the three months ended November 2, 2024. Excluding foreign currency translation, net sales in Asia increased $0.5 million primarily due to higher sales volumes.

Automotive segment net sales decreased $63.7 million, or 22.7%, to $216.6 million in the six months ended November 1, 2025, compared to $280.3 million in the six months ended November 2, 2024. Excluding foreign currency translation, net sales decreased $70.8 million.

Net sales in North America decreased $59.2 million to $76.8 million in the six months ended November 1, 2025, compared to $136.0 million in the six months ended November 2, 2024. The decrease was due to the roll-off of legacy programs, partially offset by new program launches. Net sales in EMEA decreased $3.6 million to $122.2 million in the six months ended November 1, 2025, compared to $125.8 million in the six months ended November 2, 2024. Excluding foreign currency translation, net sales in EMEA decreased $10.7 million due primarily to lower sales volumes of sensor and user interface products. Net sales in Asia decreased $0.9 million to $17.6 million in the six months ended November 1, 2025, compared to $18.5 million in the six months ended November 2, 2024. Excluding foreign currency translation, net sales in Asia decreased $0.9 million primarily due to lower sales volumes.

Gross profit

Automotive segment gross profit decreased $12.0 million, or 84.5%, to $2.2 million in the three months ended November 1, 2025, compared to $14.2 million in the three months ended November 2, 2024. Excluding foreign currency translation, gross profit decreased $12.5 million. Gross profit margins decreased to 2.0% in the three months ended November 1, 2025, compared to 9.8% in the three months ended November 2, 2024. The decrease in gross profit was primarily due to lower sales volumes in North America.

Automotive segment gross profit decreased $20.5 million, or 89.9%, to $2.3 million in the six months ended November 1, 2025, compared to $22.8 million in the six months ended November 2, 2024. Gross profit margins decreased to 1.1% in the six months ended November 1, 2025, compared to 8.1% in the six months ended November 2, 2024. The decrease in gross profit was primarily due to lower sales volumes and mix in North America.

Income (Loss) from operations

Automotive segment loss from operations was $10.9 million in the three months ended November 1, 2025, compared to income of $0.7 million in the three months ended November 2, 2024. The loss from operations was primarily due to lower gross profit.

Automotive segment loss from operations was $23.4 million in the six months ended November 1, 2025, compared to $5.0 million in the six months ended November 2, 2024. The decrease was primarily due to lower gross profit, partially offset by lower selling and administrative expenses and amortization expense.

Industrial

	Three Months Ended		Six Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
($ in millions)	(13 Weeks)	(14 Weeks)	(26 Weeks)	(27 Weeks)
Net sales	$126.9	$131.4	$250.4	$242.9
Gross profit	$42.4	$38.0	$82.1	$70.8
As a percent of net sales	33.4%	28.9%	32.8%	29.1%
Income from operations	$29.3	$24.3	$55.8	$41.2
As a percent of net sales	23.1%	18.5%	22.3%	17.0%

Net sales

Industrial segment net sales decreased $4.5 million, or 3.4%, to $126.9 million in the three months ended November 1, 2025, compared to $131.4 million in the three months ended November 2, 2024. Excluding foreign currency translation, net sales decreased $7.1 million. The decrease was due to lower sales volumes for lighting products for commercial vehicles and radio remote control devices, partially offset by higher sales volumes for lighting products for off-road equipment markets.

Industrial segment net sales increased $7.5 million, or 3.1%, to $250.4 million in the six months ended November 1, 2025, compared to $242.9 million in the six months ended November 2, 2024. Excluding foreign currency translation, net sales increased $1.3 million. The increase was due to higher sales volumes of power products and lighting products for off-road equipment markets, partially offset by lower sales volumes for lighting products for commercial vehicles and radio remote control devices.

Gross profit

Industrial segment gross profit increased $4.4 million, or 11.6%, to $42.4 million in the three months ended November 1, 2025, compared to $38.0 million in the three months ended November 2, 2024. Excluding foreign currency translation, gross profit increased $3.6 million. Gross profit margins increased to 33.4% in the three months ended November 1, 2025, compared to 28.9% in the three months ended November 2, 2024. Gross profit improved due to lower material and freight costs.

Industrial segment gross profit increased $11.3 million, or 16.0%, to $82.1 million in the six months ended November 1, 2025, compared to $70.8 million in the six months ended November 2, 2024. Excluding foreign currency translation, gross profit increased $9.3 million. Gross profit margins increased to 32.8% in the six months ended November 1, 2025, compared to 29.1% in the six months ended November 2, 2024. Gross profit improved due to lower freight costs.

Income from operations

Industrial segment income from operations increased $5.0 million, or 20.6%, to $29.3 million in the three months ended November 1, 2025, compared to $24.3 million in the three months ended November 2, 2024. Excluding foreign currency translation, income from operations increased $4.5 million. The increase was primarily due to higher gross profit and lower selling and administrative expenses.

Industrial segment income from operations increased $14.6 million, or 35.4%, to $55.8 million in the six months ended November 1, 2025, compared to $41.2 million in the six months ended November 2, 2024. Excluding foreign currency translation, income from operations increased $13.2 million. The increase was primarily due to higher gross profit and lower selling and administrative expenses. The decrease in selling and administrative expenses was primarily due to lower legal fees.

Interface

	Three Months Ended		Six Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
($ in millions)	(13 Weeks)	(14 Weeks)	(26 Weeks)	(27 Weeks)
Net sales	$9.5	$15.7	$20.4	$27.9
Gross profit	$2.8	$5.2	$6.2	$7.8
As a percent of net sales	29.5%	33.1%	30.4%	28.0%
Income from operations	$2.3	$4.7	$5.3	$6.6
As a percent of net sales	24.2%	29.9%	26.0%	23.7%

Net sales

Interface segment net sales decreased $6.2 million, or 39.5% to $9.5 million in the three months ended November 1, 2025, compared to $15.7 million in the three months ended November 2, 2024.

Interface segment net sales decreased $7.5 million, or 26.9%, to $20.4 million in the six months ended November 1, 2025, compared to $27.9 million in the six months ended November 2, 2024.

The decrease in both periods was primarily due to lower sales volumes of touch panels for appliances.

Gross profit

Interface segment gross profit decreased $2.4 million, or 46.2%, to $2.8 million in the three months ended November 1, 2025, compared to $5.2 million in the three months ended November 2, 2024. Gross profit margins decreased to 29.5% in the three months ended November 1, 2025, compared to 33.1% in the three months ended November 2, 2024.

Interface segment gross profit decreased $1.6 million, or 20.5%, to $6.2 million in the six months ended November 1, 2025, compared to $7.8 million in the six months ended November 2, 2024. Gross profit margins increased to 30.4% in the six months ended November 1, 2025, compared to 28.0% in the six months ended November 2, 2024.

The decrease in gross profit in both periods was primarily due to lower sales volumes, partially offset by product mix.

Income from operations

Interface segment income from operations decreased $2.4 million, or 51.1%, to $2.3 million in the three months ended November 1, 2025, compared to $4.7 million in the three months ended November 2, 2024.

Interface segment income from operations decreased $1.3 million, or 19.7%, to $5.3 million in the six months ended November 1, 2025, compared to $6.6 million in the six months ended November 2, 2024.

The decrease in both periods was primarily due to lower gross profit.

Financial Condition, Liquidity and Capital Resources

Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements, dividends and stock repurchases. Our primary sources of liquidity are cash flows from operations, existing cash balances and borrowings under our senior secured credit agreement. We believe our liquidity position will be sufficient to fund our existing operations and current commitments for at least the next twelve months. However, if economic conditions remain for longer than we expect due to supply chain disruptions, inflationary pressure or other geopolitical risks, or if we are unable to maintain compliance with our debt covenants, our liquidity position could be severely affected. Additionally, we may consider other options to enhance our financial and operating position. Such options may include refinancing or restructuring initiatives, sales of assets, and reductions or delays to capital spending.

As of November 1, 2025, we had $118.5 million of cash and cash equivalents, of which $61.5 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the payment of dividends and the repayment of intercompany loans, without creating material additional income tax expense.

Repurchases of Common Stock

On June 13, 2024, the Board of Directors approved a new share buyback authorization, commencing on June 17, 2024, for the purchase of up to $200.0 million of our outstanding common stock through June 17, 2026 (the “2024 Buyback Authorization”). No shares have been purchased under the 2024 Buyback Authorization. As of November 1, 2025, the dollar value of shares that remained available to be purchased under 2024 Buyback Authorization was $200.0 million.

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

Among other things, the Third Amendment (i) reduced the revolving credit commitments from $500 million to $400 million, (ii) eliminated our option to increase the revolving credit commitments and/or add one or more tranches of term loans under the credit facility from time to time subject to certain limitations and conditions including approval of certain lenders, (iii) amended the consolidated interest coverage ratio covenant for the quarters ending August 2, 2025, November 1, 2025, January 31, 2026 and May 2, 2026 to relax that covenant to some extent for each of those quarters, (iv) amended the consolidated leverage ratio covenant for the quarters ending August 2, 2025, November 1, 2025, January 31, 2026, May 2, 2026 and August 1, 2026 to relax that covenant to some extent for each of those quarters, (v) amended the definition of “Consolidated EBITDA,” to include an add back for a portion of the inventory write-down taken in the fourth quarter of fiscal 2025, (vi) increased the interest rate during the period from July 7, 2025 to the date that financial statements and a compliance certificate are delivered for the fiscal quarter ending October 31, 2026 (such period, the “Third Amendment Period”), (vii) changed the commitment fee payment during the Third Amendment Period, (viii) extended, through the maturity date, the requirement to provide monthly financial statements to the lenders, (ix) restricted or decreased, during the Third Amendment Period, the amount of certain exceptions to covenants restricting liens on, investments by and indebtedness of the Company and its subsidiaries, (x) limited to $2.5 million, in any fiscal quarter during the Third Amendment Period, the general basket exception to a covenant restricting certain restricted payments (including dividends) by the Company and its subsidiaries, while allowing under that general basket exceptions up to an aggregate of $25 million of restricted payments during any other period, (xi) extended, through the maturity date, an “anti-cash hoarding” requirement contained in the Second Amendment such that if we have cash on hand in the U.S. (subject to certain exceptions) of more than $65 million for 10 consecutive business days, we will be required to prepay the indebtedness under the credit facility by the amount of such excess, and (xii) eliminated, during the Third Amendment Period, the investment, restricted payment and indebtedness baskets that had allowed for unlimited investments, restricted payments and indebtedness, as applicable, so long as (among other requirements) we met certain pro forma consolidated leverage ratio tests.

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

As of November 1, 2025, the outstanding balance under the revolving credit facility consisted of $294.5 million (€255.3 million) of euro-denominated borrowings and $40.0 million of US denominated borrowings. The Amended Credit Agreement contains various representations and warranties, financial covenants (including covenants requiring us to maintain compliance with a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, in each case as of the end of each fiscal quarter), restrictive and other covenants, and events of default. The covenants in the Amended Credit Agreement include an “anti-cash hoarding” requirement, as discussed above. As of November 1, 2025, we were in compliance with all the covenants in the Amended Credit Agreement. For further information, see Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report.

Although we currently anticipate, based on our current projections and analyses, that we will be in compliance with the financial covenants contained in the Amended Credit Agreement, no assurance can be given that we will be or will remain in compliance with such covenants in the future. Factors that could increase our risk of future non-compliance include those identified in Part I – Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended May 3, 2025, as supplemented by subsequent filings with the Securities and Exchange Commission, including under Part II – Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended August 2, 2025.

Cash Flows

	Six Months Ended
	November 1, 2025	November 2, 2024
(in millions)	(26 Weeks)	(27 Weeks)
Operating activities:
Net loss	$(20.2)	$(19.9)
Non-cash items	35.0	43.1
Changes in operating assets and liabilities	2.9	(60.3)
Net cash provided (used) by operating activities	17.7	(37.1)
Net cash provided (used) by investing activities	(9.5)	(21.0)
Net cash provided (used) by financing activities	3.1	(8.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	3.6	1.7
Increase (decrease) in cash and cash equivalents	14.9	(64.5)
Cash and cash equivalents at beginning of the period	103.6	161.5
Cash and cash equivalents at end of the period	$118.5	$97.0

Operating activities

Net cash provided by operating activities was $17.7 million in the six months ended November 1, 2025, compared to net cash used by operating activities of $37.1 million in the six months ended November 2, 2024. The increase was due to higher cash inflows from operating assets and liabilities. The $2.9 million of cash inflows for operating assets and liabilities in the six months ended November 1, 2025 was primarily due to a lower investment in working capital items.

Investing activities

Net cash used by investing activities was $9.5 million in the six months ended November 1, 2025, compared to $21.0 million in the six months ended November 2, 2024. Capital expenditures were $11.3 million in the six months ended November 1, 2025, compared to $24.0 million in the six months ended November 2, 2024. In the six months ended November 1, 2025, we received proceeds of $1.8 million from the sale of assets, compared to $3.0 million in the six months ended November 2, 2024. In the six months ended November 1, 2025, we received proceeds of $0.5 million from the redemption of certain life insurance policies.

Financing activities

Net cash provided by financing activities was $3.1 million in the six months ended November 1, 2025, compared to net cash used by financing activities of $8.1 million in the six months ended November 2, 2024. In the six months ended November 1, 2025, we had net proceeds from borrowings of $10.4 million, compared to net proceeds from borrowings of $5.9 million in the six months ended November 2, 2024. In the six months ended November 1, 2025, we paid $1.6 million of debt issuance costs associated with the Third Amendment, compared to $1.3 million of debt issuance costs associated with the Second Amendment. In the six months ended November 2, 2024, we used $1.6 million of cash for the purchase of shares under the board-authorized share repurchase program in place at the time.

We paid cash dividends of $4.7 million in the six months ended November 1, 2025, compared to $10.0 million in the six months ended November 2, 2024.

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

There has been no significant change in our exposure to market risk during the six months ended November 1, 2025. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended May 3, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended November 1, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12, “Contingencies” to the condensed consolidated financial statements included in this Quarterly Report for a description of certain of our pending legal proceedings.

Item 1A. Risk Factors

Our business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary from recent results or from anticipated future results. Please refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended May 3, 2025 and Part II, Other Information, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended August 2, 2025, for a description of certain material risks and uncertainties to which our business, financial condition and results of operations are subject. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

The following table provides information about our purchases of equity securities during the three months ended November 1, 2025.

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the program (in millions)
August 3, 2025 through August 30, 2025	—	$—	—	$200.0
August 31, 2025 through October 4, 2025	62,154	$7.99	—	$200.0
October 5, 2025 through November 1, 2025	—	$—	—	$200.0

(1) Represents 62,154 shares of common stock that were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

Item 5. Other Information

During our last fiscal quarter, no director or officer of the Company, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1**	Form of Time-Based Restricted Stock Unit Award Agreement - 2026 LTI Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2025)
10.2**	Form of Performance-Based Restricted Stock Unit Award Agreement - 2026 LTI Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2025)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates that the exhibit is being furnished with this report and not filed as part of it.
**	Management compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Laura Kowalchik
Laura Kowalchik
Chief Financial Officer
(Principal Financial Officer)

Dated:	December 3, 2025