Form 10-Q
period 2026-01-31
METHODE ELECTRONICS INC
filed 2026-03-05
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended January 31, 2026

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ______ to ______

Commission file number 001-33731

METHODE ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2090085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25650 West Eleven Mile Road, Southfield, MI	48034-2253
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (708) 867-6777

8750 West Bryn Mawr Avenue, Suite 1000, Chicago, Illinois

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

At March 2, 2026, the registrant had 35,430,421 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
	(13 Weeks)	(13 Weeks)	(39 Weeks)	(40 Weeks)
Net sales	$233.7	$239.9	$721.1	$791.0

Cost of products sold	194.9	198.6	591.1	647.2

Gross profit	38.8	41.3	130.0	143.8

Selling and administrative expenses	39.1	37.7	114.7	126.5
Amortization of intangibles	5.8	5.8	17.4	17.6

Income (loss) from operations	(6.1)	(2.2)	(2.1)	(0.3)

Interest expense, net	5.4	5.5	17.0	16.5
Other expense, net	1.6	0.5	4.3	2.9

Pre-tax income (loss)	(13.1)	(8.2)	(23.4)	(19.7)

Income tax expense (benefit)	2.8	6.2	12.7	14.6

Net income (loss)	$(15.9)	$(14.4)	$(36.1)	$(34.3)

Income (loss) per share:
Basic	$(0.45)	$(0.41)	$(1.02)	$(0.97)
Diluted	$(0.45)	$(0.41)	$(1.02)	$(0.97)

Cash dividends per share	$0.05	$0.14	$0.17	$0.42

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
	(13 Weeks)	(13 Weeks)	(39 Weeks)	(40 Weeks)
Net income (loss)	$(15.9)	$(14.4)	$(36.1)	$(34.3)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11.3	(15.5)	17.8	(13.9)
Derivative financial instruments	0.5	2.0	1.5	(0.6)
Other comprehensive income (loss)	11.8	(13.5)	19.3	(14.5)
Comprehensive income (loss)	$(4.1)	$(27.9)	$(16.8)	$(48.8)

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	January 31, 2026	May 3, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$133.7	$103.6
Accounts receivable, net	215.6	241.0
Inventories, net	209.8	194.1
Income tax receivable	3.0	4.1
Prepaid expenses and other current assets	23.2	17.1
Total current assets	585.3	559.9
Long-term assets:
Property, plant and equipment, net	225.6	221.6
Goodwill	175.5	172.7
Other intangible assets, net	225.6	238.4
Operating lease right-of-use assets, net	20.6	23.7
Deferred tax assets	41.1	37.8
Pre-production costs	22.7	31.7
Other long-term assets	9.9	20.0
Total long-term assets	721.0	745.9
Total assets	$1,306.3	$1,305.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$137.3	$125.9
Accrued employee liabilities	36.5	32.0
Other accrued liabilities	47.1	50.2
Short-term operating lease liabilities	8.0	7.4
Short-term debt	0.2	0.2
Income tax payable	13.7	17.5
Total current liabilities	242.8	233.2
Long-term liabilities:
Long-term debt	340.7	317.4
Long-term operating lease liabilities	15.2	18.2
Other long-term liabilities	6.7	16.9
Deferred tax liabilities	25.9	26.8
Total long-term liabilities	388.5	379.3
Total liabilities	631.3	612.5
Shareholders' equity:
Common stock, $0.50 par value, 100,000,000 shares authorized, 36,764,836 shares and 37,151,365 shares issued as of January 31, 2026 and May 3, 2025, respectively	18.4	18.6
Additional paid-in capital	197.6	191.8
Accumulated other comprehensive loss	(10.5)	(29.8)
Treasury stock, 1,346,624 shares as of January 31, 2026 and May 3, 2025	(11.5)	(11.5)
Retained earnings	481.0	524.2
Total shareholders' equity	675.0	693.3
Total liabilities and shareholders' equity	$1,306.3	$1,305.8

See notes to condensed consolidated financial statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions, except share data)

	Three Months Ended January 31, 2026 (13 Weeks)
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of November 1, 2025	36,746,962	$18.4	$195.8	$(22.3)	$(11.5)	$498.9	$679.3
Issuance of restricted stock, net of tax withholding	17,874	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	—	1.8	—	—	—	1.8
Other comprehensive income (loss)	—	—	—	11.8	—	—	11.8
Net income (loss)	—	—	—	—	—	(15.9)	(15.9)
Dividends on common stock	—	—	—	—	—	(1.8)	(1.8)
Balance as of January 31, 2026	36,764,836	$18.4	$197.6	$(10.5)	$(11.5)	$481.0	$675.0

	Three Months Ended February 1, 2025 (13 Weeks)
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of November 2, 2024	36,621,507	$18.3	$188.6	$(37.7)	$(11.5)	$580.6	$738.3
Issuance of restricted stock, net of tax withholding	382,775	0.2	(0.2)	—	—	(3.0)	(3.0)
Stock-based compensation	—	—	1.8	—	—	—	1.8
Other comprehensive income (loss)	—	—	—	(13.5)	—	—	(13.5)
Net income (loss)	—	—	—	—	—	(14.4)	(14.4)
Dividends on common stock	—	—	—	—	—	(4.9)	(4.9)
Balance as of February 1, 2025	37,004,282	$18.5	$190.2	$(51.2)	$(11.5)	$558.3	$704.3

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (continued)

(in millions, except share data)

	Nine Months Ended January 31, 2026 (39 Weeks)
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of May 3, 2025	37,151,365	$18.6	$191.8	$(29.8)	$(11.5)	$524.2	$693.3
Issuance of restricted stock, net of tax withholding	323,820	0.2	(0.1)	—	—	(1.1)	(1.0)
Cancellation of restricted stock	(710,349)	(0.4)	0.4	—	—	—	—
Stock-based compensation	—	—	5.5	—	—	—	5.5
Other comprehensive income (loss)	—	—	—	19.3	—	—	19.3
Net income (loss)	—	—	—	—	—	(36.1)	(36.1)
Dividends on common stock	—	—	—	—	—	(6.0)	(6.0)
Balance as of January 31, 2026	36,764,836	$18.4	$197.6	$(10.5)	$(11.5)	$481.0	$675.0

	Nine Months Ended February 1, 2025 (40 Weeks)
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of April 27, 2024	36,650,909	$18.3	$183.6	$(36.7)	$(11.5)	$612.3	$766.0
Issuance of restricted stock, net of tax withholding	568,698	0.3	(0.1)	—	—	(3.5)	(3.3)
Cancellation of restricted stock	(79,325)	—	—	—	—	—	—
Conversion of cash bonus to RSUs	—	—	2.1	—	—	—	2.1
Purchases of common stock	(136,000)	(0.1)	—	—	—	(1.5)	(1.6)
Stock-based compensation	—	—	4.6	—	—	—	4.6
Other comprehensive income (loss)	—	—	—	(14.5)	—	—	(14.5)
Net income (loss)	—	—	—	—	—	(34.3)	(34.3)
Dividends on common stock	—	—	—	—	—	(14.7)	(14.7)
Balance as of February 1, 2025	37,004,282	$18.5	$190.2	$(51.2)	$(11.5)	$558.3	$704.3

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Nine Months Ended
	January 31, 2026	February 1, 2025
	(39 Weeks)	(40 Weeks)
Operating activities:
Net income (loss)	$(36.1)	$(34.3)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	44.5	42.5
Stock-based compensation expense	5.9	5.5
Amortization of debt issuance costs	1.2	0.8
Partial write-off of unamortized debt issuance costs	0.6	1.2
Gain on sale of property, plant and equipment	(0.5)	(0.3)
Impairment of long-lived assets	0.1	0.4
Inventory obsolescence	3.2	7.4
Change in deferred income taxes	(3.4)	(0.2)
Other	(1.3)	1.1
Changes in operating assets and liabilities:
Accounts receivable, net	32.5	35.5
Inventories, net	(15.6)	(41.9)
Prepaid expenses and other assets	10.5	(0.4)
Accounts payable	8.8	(19.0)
Other liabilities	(17.3)	(7.3)
Net cash provided (used) by operating activities	33.1	(9.0)

Investing activities:
Purchases of property, plant and equipment	(16.6)	(32.5)
Proceeds from settlement of net investment hedge	—	3.1
Proceeds from sale of property, plant and equipment	1.3	2.7
Proceeds from redemption of life insurance	1.7	—
Net cash provided (used) by investing activities	(13.6)	(26.7)

Financing activities:
Taxes paid related to net share settlement of equity awards	(1.1)	(3.5)
Repayments of finance leases	(0.1)	(0.2)
Debt issuance costs	(1.6)	(1.8)
Purchases of common stock	—	(1.6)
Cash dividends	(6.5)	(15.3)
Proceeds from borrowings	88.5	60.0
Repayments of borrowings	(78.2)	(54.2)
Net cash provided (used) by financing activities	1.0	(16.6)
Effect of foreign currency exchange rate changes on cash and cash equivalents	9.6	(5.4)
Increase (decrease) in cash and cash equivalents	30.1	(57.7)
Cash and cash equivalents at beginning of the period	103.6	161.5
Cash and cash equivalents at end of the period	$133.7	$103.8

Supplemental cash flow information:
Cash paid during the period for:
Interest	$15.5	$17.5
Income taxes, net of refunds	$18.9	$17.6
Operating lease obligations	$6.7	$6.9

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

The Company’s solutions are found in the end markets of transportation (including automotive, commercial vehicle, e-bike, aerospace, bus and rail), cloud computing infrastructure, construction equipment, and consumer appliances.

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

Financial reporting periods

The Company’s fiscal year ends on the Saturday closest to April 30, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The current fiscal year ending May 2, 2026 is a 52-week fiscal year. The prior fiscal year ended May 3, 2025 was a 53-week fiscal year, with the additional week being included in the second fiscal quarter. The three months ended January 31, 2026 and February 1, 2025 were 13-week periods while the nine months ended January 31, 2026 and February 1, 2025 were 39 and 40-week periods, respectively.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures.” ASU No. 2024-03 requires public entities to disclose more detailed information about certain costs and expenses presented in the income statement, including inventory purchases, employee compensation, selling expenses and depreciation. ASU No. 2024-03 will become effective for the Company’s annual periods beginning in fiscal 2028. Early adoption is permitted. The Company is currently evaluating the effects of this ASU on its financial statement disclosures.

In November 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments clarify and enhance certain aspects of the hedge accounting guidance in ASC Topic 815. ASU No. 2025-09 will become effective for the Company’s annual periods beginning in fiscal 2028. The Company is currently evaluating the effects of this ASU on its financial statements and disclosures.

Summary of significant accounting policies

The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Form 10-K for the year ended May 3, 2025. There have been no material changes to the significant accounting policies in the nine months ended January 31, 2026.

Foreign currency translation.

The functional currencies of the majority of the Company’s foreign subsidiaries are their local currencies. The results of operations of these foreign subsidiaries are translated into U.S. dollars using average monthly rates, while the assets and liabilities are translated using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) (“AOCI(L)”). Gains and losses arising from transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions, are included in the condensed consolidated statements of operations in other expense, net. Net foreign exchange loss was $2.6 million in the three months ended January 31, 2026, compared to $1.3 million in the three months ended February 1, 2025. Net foreign exchange loss was $5.7 million in the nine months ended January 31, 2026, compared to $3.6 million in the nine months ended February 1, 2025.

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

Revenue associated with products which the Company believes have no alternative use (such as highly customized parts), and where the Company has an enforceable right to payment, are recognized on an over time basis. Revenue is recognized based on progress to date, which is typically even over the production process through transfer of control to the customer. For the three months ended January 31, 2026 and February 1, 2025, revenue recognized over time was $3.9 million and $3.9 million, respectively. For the nine months ended January 31, 2026 and February 1, 2025, revenue recognized over time was $8.1 million and $8.8 million, respectively.

The Company’s payment terms with its customers are typically 30-60 days from the time control transfers. As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” to not assess whether a contract has a significant financing component.

Contract balances

The Company receives payment from customers based on the contractual billing schedule and specific performance requirements established in the contract. Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when an entity has received consideration, or the amount is due from the customer in advance of revenue recognition. Contract assets and contract liabilities are recognized in other current assets or other accrued liabilities in the condensed consolidated balance sheets and were immaterial as of January 31, 2026 and May 3, 2025.

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

	Three Months Ended January 31, 2026 (13 Weeks)
(in millions)	Automotive	Industrial	Interface	Total
Geographic net sales:
North America	$40.3	$39.1	$5.0	$84.4
Europe, the Middle East & Africa ("EMEA")	58.0	49.5	—	107.5
Asia	7.9	33.9	—	41.8
Total net sales	$106.2	$122.5	$5.0	$233.7

	Three Months Ended February 1, 2025 (13 Weeks)
(in millions)	Automotive	Industrial	Interface	Total
Geographic net sales:
North America	$51.8	$38.6	$12.3	$102.7
EMEA	55.9	41.4	—	97.3
Asia	8.0	31.9	—	39.9
Total net sales	$115.7	$111.9	$12.3	$239.9

	Nine Months Ended January 31, 2026 (39 Weeks)
(in millions)	Automotive	Industrial	Interface	Total
Geographic net sales:
North America	$117.1	$126.6	$25.4	$269.1
EMEA	180.2	149.9	—	330.1
Asia	25.5	96.4	—	121.9
Total net sales	$322.8	$372.9	$25.4	$721.1

	Nine Months Ended February 1, 2025 (40 Weeks)
(in millions)	Automotive	Industrial	Interface	Total
Geographic net sales:
North America	$187.8	$133.8	$40.2	$361.8
EMEA	181.7	129.5	—	311.2
Asia	26.5	91.5	—	118.0
Total net sales	$396.0	$354.8	$40.2	$791.0

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

Components of restructuring and asset impairment charges were as follows:

	Three Months Ended		Nine Months Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
(in millions)	(13 Weeks)	(13 Weeks)	(39 Weeks)	(40 Weeks)
Employee termination benefits	$0.4	$—	$2.3	$0.3
Asset impairment charges	—	—	0.1	0.4
Total	$0.4	$—	$2.4	$0.7

The table below presents restructuring and asset impairment charges by reportable segment.

	Three Months Ended		Nine Months Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
(in millions)	(13 Weeks)	(13 Weeks)	(39 Weeks)	(40 Weeks)
Automotive	$—	$—	$1.2	$0.3
Industrial	0.2	—	0.3	0.1
Interface	—	—	—	—
Eliminations/Corporate	0.2	—	0.9	0.3
Total	$0.4	$—	$2.4	$0.7
Recognized in:
Cost of products sold	$—	$—	$0.1	$0.4
Selling and administrative expenses	0.4	—	2.3	0.3
	$0.4	$—	$2.4	$0.7

The Company’s restructuring liability was $0.4 and $0.7 million as of January 31, 2026 and May 3, 2025, respectively. Estimates of restructuring costs are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring costs, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals. The Company may take additional restructuring actions in future periods based upon market conditions and industry trends.

Note 4. Income Taxes

For the three and nine months ended January 31, 2026, the Company utilized the discrete effective tax rate method, treating the year-to-date period as if it was the annual period to calculate its interim income tax provision. The Company concluded it could not use the estimated annual effective tax rate method as it could not calculate a reliable estimate of the annual effective tax rate due to it being highly sensitive to minor changes in the forecasted amounts, thus generating significant variability in the estimated annual effective tax rate and distorting the customary relationship between income tax expense and pre-tax loss in interim periods.

The Company’s income tax expense and effective tax rate for the three and nine months ended January 31, 2026 and February 1, 2025 were as follows:

	Three Months Ended		Nine Months Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
($ in millions)	(13 Weeks)	(13 Weeks)	(39 Weeks)	(40 Weeks)
Pre-tax income (loss)	$(13.1)	$(8.2)	$(23.4)	$(19.7)
Income tax expense	2.8	6.2	12.7	14.6
Effective tax rate	(21.4)%	(75.6)%	(54.3)%	(74.1)%

The effective tax rate for the three and nine months ended January 31, 2026 differs from the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for U.S. deferred tax assets of $2.4 million and $6.4 million, respectively, and an unfavorable effect from global intangible low-tax income (“GILTI”) and non-deductible interest, partially offset by the effect of income derived from foreign operations with lower statutory tax rates. The effective tax rate for the three and nine months ended February 1, 2025 differs from the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for U.S. deferred tax assets of $6.7 million and $15.3 million, respectively, and an unfavorable effect of GILTI, partially offset by the effect of income derived from foreign operations with lower statutory tax rates, research deductions claimed in foreign jurisdictions, and foreign exchange loss. The valuation allowance is recorded based on the evaluation of all available evidence that the recovery of some of its deferred tax assets was not more likely than not.

The Organization for Economic Cooperation and Development’s (“OECD”) Pillar II Initiative introduced a 15% global minimum tax for certain multinational groups exceeding minimum annual global revenue thresholds. Some countries in which the Company operates have enacted legislation adopting the minimum tax effective January 1, 2024. During the three months ended January 31, 2026, the U.S. signed the “side-by-side” agreement with the OECD, in addition certain countries in which the Company operates have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar II. For fiscal 2026, the Company performed a calculation of an additional top-up tax under the safe harbor Pillar II Framework to determine the jurisdictions where the effective tax rate fell below the minimum threshold of 15% and included the results in income tax expense for the period.

The Company’s gross unrecognized income tax benefits were $1.0 million and $0.8 million as of January 31, 2026 and May 3, 2025, respectively. If any portion of the Company’s unrecognized tax benefits is recognized, it would affect the Company’s effective tax rate. The unrecognized tax benefits are reviewed periodically and adjusted for changing facts and circumstances, such as tax audits, the lapsing of applicable statutes of limitations, and changes in tax law. The Company recognizes interest and penalties related to income tax uncertainties in income tax expense. Accrued interest and penalties were $0.1 million and $0.1 million as of January 31, 2026 and May 3, 2025, respectively.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are customer obligations due under normal trade terms and are presented net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the current expected credit loss impairment model. The Company applies a historical loss rate based on historic write-offs to aging categories. The historical loss rate is adjusted for current conditions, and reasonable and supportable forecasts of future losses as necessary. The Company may also record a specific reserve for individual accounts when it becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. The allowance for doubtful accounts balance was $3.1 million and $3.0 million as of January 31, 2026 and May 3, 2025, respectively.

Inventories, net

Inventories are stated at the lower-of-cost or net realizable value. Cost is determined using the first-in, first-out method. Finished products and work-in-process inventories include direct material costs, and direct and indirect manufacturing costs. The Company records reserves for inventory that may be obsolete or in excess of current and future market demand. A summary of inventories, net is shown below:

(in millions)	January 31, 2026	May 3, 2025
Finished products	$58.8	$44.3
Work-in-process	23.3	20.7
Raw materials	151.5	158.0
Gross inventories	233.6	223.0
Inventory reserves	(23.8)	(28.9)
Total inventories, net	$209.8	$194.1

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Maintenance and repair costs are expensed as incurred. Depreciation is calculated using the straight-line method using estimated useful lives of 5 to 40 years for buildings and building improvements, 7 to 15 years for machinery and equipment and 3 years for computer equipment. A summary of property, plant and equipment, net is shown below:

(in millions)	January 31, 2026	May 3, 2025
Land	$3.2	$3.3
Buildings and building improvements	109.4	104.6
Machinery and equipment	456.8	424.2
Construction in progress	50.6	47.9
Total property, plant and equipment, gross	620.0	580.0
Less: accumulated depreciation	(394.4)	(358.4)
Property, plant and equipment, net	$225.6	$221.6

Depreciation expense was $8.8 million and $8.3 million in the three months ended January 31, 2026 and February 1, 2025, respectively. Depreciation expense was $27.1 million and $24.9 million in the nine months ended January 31, 2026 and February 1, 2025, respectively. As of January 31, 2026 and May 3, 2025, capital expenditures recorded in accounts payable totaled $2.0 million and $3.3 million, respectively.

Pre-production tooling costs related to long-term supply arrangements

The Company incurs pre-production tooling costs related to products produced for its customers under long-term supply arrangements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable by the customer. As of January 31, 2026 and May 3, 2025, the Company had $22.7 million and $31.7 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.

Costs for molds, dies and other tools used in products produced for its customers under long-term supply arrangements for which the Company has title are capitalized in property, plant and equipment and amortized over the shorter of the life of the arrangement or the estimated useful life of the assets. As of January 31, 2026 and May 3, 2025, Company-owned tooling was $9.7 million and $12.9 million, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. A summary of the changes in the carrying amount of goodwill by reportable segment is as follows:

(in millions)	Automotive	Industrial	Total
Net Goodwill Balance as of May 3, 2025	$—	$172.7	$172.7

Gross Goodwill Balance as of May 3, 2025	105.9	172.7	278.6
Foreign Currency Translation	—	2.8	2.8
Gross Goodwill Balance as of January 31, 2026	105.9	175.5	281.4
Accumulated impairment	(105.9)	—	(105.9)
Net Goodwill Balance as of January 31, 2026	$—	$175.5	$175.5

A summary of goodwill by reporting unit is as follows:

(in millions)	January 31, 2026	May 3, 2025
Grakon Industrial	$125.1	$124.7
Nordic Lights	48.7	46.4
Other	1.7	1.6
Total	$175.5	$172.7

The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the beginning of the fourth quarter each fiscal year. In addition, the Company continuously monitors for events and circumstances that could negatively affect the key assumptions used in determining fair value and therefore require interim goodwill impairment testing, including long-term revenue growth projections, profitability, discount rates, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. No impairment indicators were identified in the third quarter of fiscal 2026.

Other intangible assets, net

Details of identifiable intangible assets are shown below:

	January 31, 2026
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$316.7	$(116.1)	$200.6	13.4
Trade names, patents and technology licenses	77.6	(54.4)	23.2	5.8
Total amortized intangible assets	394.3	(170.5)	223.8
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$396.1	$(170.5)	$225.6

Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal Year:
Remainder of fiscal 2026	$5.7
2027	22.6
2028	20.3
2029	19.0
2030	18.0
Thereafter	138.2
Total	$223.8

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

For a designated cash flow hedge, the effective portion of the change in the fair value of the derivative financial instrument is recorded in AOCI(L) in the condensed consolidated balance sheets. When the underlying hedged transaction is realized, the gain or loss previously included in AOCI(L) is recorded in earnings and reflected in the condensed consolidated statements of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. The gain or loss associated with changes in the fair value of derivatives not designated as hedges are recorded immediately in the condensed consolidated statements of operations on the same line as the associated risk. For a designated net investment hedge, the effective portion of the change in the fair value of the derivative financial instrument is recorded as a cumulative translation adjustment in AOCI(L) in the condensed consolidated balance sheets.

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

The Company had a fixed-rate, cross-currency swap, with a notional value of $60.0 million (€54.8 million), that settled in December 2024 with a gross gain of approximately $3.1 million. The cross-currency swap was designated as a hedge of the Company’s net investment in its euro-denominated subsidiaries. The gain will remain in AOCI(L) until the hedged net investment is sold or substantially liquidated.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company recognizes the effect of all other changes in fair value of the derivative, which represents the interest rate differential of the cross-currency swap, through interest expense. For the three and nine months ended February 1, 2025, the Company recorded a loss of $0.1 million and a gain of $0.4 million, respectively, in interest expense, net in the condensed consolidated statements of operations.

As of August 2, 2025, the Company designated €55.0 million of long-term borrowings under its revolving credit facility (see Note 8, “Debt”) as a net investment hedge of the foreign currency exposure of its investment in its euro-denominated subsidiaries. The remaining euro-denominated borrowings were previously designated as a net investment hedge up until December 18, 2024. Due to changes in the value of the euro-denominated long-term borrowings designated as a net investment hedge, in the three months ended January 31, 2026 and February 1, 2025, gains, net of tax, of $1.3 million and $7.7 million, respectively, were recognized within the currency translation section of other comprehensive income (loss). In the nine months ended January 31, 2026 and February 1, 2025, gains, net of tax, of $1.3 million and $4.8 million, respectively, were recognized within the currency translation section of other comprehensive income (loss). As of January 31, 2026 and May 3, 2025, cumulative gains of $10.3 million and $9.0 million, respectively, were included in AOCI(L) related to net investment hedges. The Company manages the related foreign exchange risk of its euro-denominated long-term borrowings not designated as a net investment hedge through certain euro-denominated financial assets.

Interest rate swaps

The Company utilizes interest rate swaps to limit its exposure to market fluctuations on its variable-rate borrowings. The interest rate swaps effectively convert a portion of the Company's variable rate borrowings to a fixed rate based upon a determined notional amount. The Company has an interest rate swap, maturing on October 31, 2027, with a notional value of $156.7 million (€132.0 million). The interest rate swap is designated as a cash flow hedge.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter. The effective portion of the periodic changes in fair value is recognized in AOCI(L) in the condensed consolidated balance sheets. Subsequently, the accumulated gains and losses recorded in AOCI(L) are reclassified to income in the period during which the hedged cash flow affects earnings, which are expected to be immaterial over the next 12 months. No ineffectiveness was recognized in the three or nine months ended January 31, 2026 and February 1, 2025.

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

As of January 31, 2026 and May 3, 2025, the Company held foreign currency forward contracts with a notional value of $126.5 million and $107.2 million, respectively. During the three and nine months ended January 31, 2026, the Company recognized a gain of $2.3 million and $2.1 million, respectively, related to foreign currency forward contracts in the condensed consolidated statements of operations. During the three and nine months ended February 1, 2025, the Company recognized a loss of $4.7 million and $4.2 million, respectively, related to foreign currency forward contracts in the condensed consolidated statements of operations.

Effect of derivative instruments on comprehensive income (loss)

The pre-tax effects of derivative financial instruments recorded in other comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
(in millions)	(13 Weeks)	(13 Weeks)	(39 Weeks)	(40 Weeks)
Cross-currency swap	$—	$2.6	$—	$1.8
Interest rate swaps	0.6	0.1	2.0	(2.6)
Total	$0.6	$2.7	$2.0	$(0.8)

Fair value of derivative instruments on the balance sheet

The fair value of derivative instruments is classified as Level 2 within the fair value hierarchy and recorded in the condensed consolidated balance sheets as follows:

		Asset/(Liability)
(in millions)	Financial Statement Caption	January 31, 2026	May 3, 2025
Derivatives designated as hedging instruments:
Interest rate swaps	Other long-term liabilities	$(3.7)	$(5.7)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	$0.7
Foreign currency forward contracts	Other accrued liabilities	$(0.4)	$—

Note 8. Debt

A summary of debt is shown below:

(in millions)	January 31, 2026	May 3, 2025
Revolving credit facility	$342.6	$319.4
Other debt	1.2	1.3
Unamortized debt issuance costs	(2.9)	(3.1)
Total debt	340.9	317.6
Less: current maturities	(0.2)	(0.2)
Total long-term debt	$340.7	$317.4

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

The Amended Credit Agreement provides for a secured multicurrency revolving credit facility of $400 million and matures on October 31, 2027.

The Third Amendment was accounted for as a debt modification, which resulted in a non-cash loss of $0.6 million in the nine months ended January 31, 2026 related to the partial write-off of unamortized debt issuance costs as a result of the reduction in the credit facility size. The non-cash loss was recognized in other expense, net in the Company’s condensed consolidated statement of operations. Additionally, the Company incurred debt issuance costs of $1.6 million associated with the Third Amendment which were capitalized and, along with the current unamortized debt issuance costs, are being amortized to interest expense on a straight-line basis over remaining term of the Amended Credit Agreement.

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

As of January 31, 2026, the outstanding balance under the revolving credit facility consisted of $302.6 million (€255.3 million) of euro-denominated borrowings and $40.0 million of US dollar denominated borrowings. The weighted-average interest rate on outstanding euro-denominated and US dollar borrowings under the Amended Credit Agreement was approximately 5.5% and 7.3%, respectively, as of January 31, 2026.

The Amended Credit Agreement contains various representations and warranties, financial covenants (including covenants requiring the Company to maintain compliance with a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, in each case as of the end of each fiscal quarter), restrictive and other covenants, and events of default. The covenants in the Amended Credit Agreement include an “anti-cash hoarding” requirement, as discussed above. As of January 31, 2026, the Company was in compliance with all the covenants in the Amended Credit Agreement.

Other debt

One of the Company’s European subsidiaries has debt that consists of one note with a maturity in 2031. The weighted-average interest rate on this debt was approximately 1.8% as of January 31, 2026 and $0.2 million of the debt was classified as short-term.

Note 9. Shareholders’ Equity

Share buyback programs

On June 13, 2024, the Board of Directors approved a share buyback authorization, commencing on June 17, 2024, for the purchase of up to $200.0 million of the Company’s outstanding common stock through June 17, 2026 (the “2024 Buyback Authorization”). No shares have been purchased under the 2024 Buyback Authorization. As of January 31, 2026, the dollar value of shares that remained available to be purchased by the Company under 2024 Buyback Authorization was $200.0 million.

Dividends

The Company paid dividends totaling $1.8 million and $5.3 million in the three months ended January 31, 2026 and February 1, 2025, respectively. The Company paid dividends totaling $6.5 million and $15.3 million in the nine months ended January 31, 2026 and February 1, 2025, respectively. Dividends paid for dividend equivalent payments on restricted stock units that vested in the three months ended January 31, 2026 were less than $0.1 million and were $0.6 million in the three months ended February 1, 2025. Dividends paid for dividend equivalent payments on restricted stock units that vested in the nine months ended January 31, 2026 and February 1, 2025 were $0.5 million and $0.8 million, respectively.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in AOCI(L), net of tax is shown below:

	Three Months Ended January 31, 2026 (13 Weeks)			Nine Months Ended January 31, 2026 (39 Weeks)
(in millions)	Currency translation adjustments	Derivative instruments	Total	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$(21.7)	$(0.6)	$(22.3)	$(28.2)	$(1.6)	$(29.8)
Other comprehensive income (loss)	11.7	0.6	12.3	18.2	2.0	20.2
Tax (expense) benefit	(0.4)	(0.1)	(0.5)	(0.4)	(0.5)	(0.9)
Net other comprehensive income (loss)	11.3	0.5	11.8	17.8	1.5	19.3
Balance at the end of period	$(10.4)	$(0.1)	$(10.5)	$(10.4)	$(0.1)	$(10.5)

	Three Months Ended February 1, 2025 (13 Weeks)			Nine Months Ended February 1, 2025 (40 Weeks)
(in millions)	Currency translation adjustments	Derivative instruments	Total	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$(34.9)	$(2.8)	$(37.7)	$(36.5)	$(0.2)	$(36.7)
Other comprehensive income (loss)	(13.3)	2.7	(10.6)	(12.5)	(0.8)	(13.3)
Tax (expense) benefit	(2.2)	(0.7)	(2.9)	(1.4)	0.2	(1.2)
Net other comprehensive income (loss)	(15.5)	2.0	(13.5)	(13.9)	(0.6)	(14.5)
Balance at the end of period	$(50.4)	$(0.8)	$(51.2)	$(50.4)	$(0.8)	$(51.2)

Stock-based compensation

The Company has granted restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock awards to employees and non-employee directors under its long-term incentive compensation plans.

Performance stock units

During the nine months ended January 31, 2026, the Company granted 833,640 PSUs to certain employees. The PSUs may be earned on the third anniversary of the grant date based on a cumulative three-year performance period relative to established goals for threshold and target performance. The performance measures are based on return on invested capital (“ROIC”) and annualized total stockholder return (“TSR”) measures, in each case through the end of the Company’s fiscal year ending April 29, 2028, with 60% of the award allocated to the ROIC measure and 40% to the TSR measure. The PSUs earn dividend equivalents during the vesting periods, which are forfeitable if the PSUs do not vest.

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

The following table summarizes PSU activity:

	Performance stock units	Weighted average grant date fair value
Non-vested at May 3, 2025	208,661	$14.09
Awarded	833,640	$7.10
Vested	—	$—
Forfeited	(30,878)	$7.27
Non-vested at January 31, 2026	1,011,423	$8.33

As of January 31, 2026, unrecognized share-based compensation expense for the PSUs was $3.5 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

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

	Restricted stock units	Weighted average grant date fair value
Non-vested at May 3, 2025	620,550	$15.31
Awarded	963,384	$6.57
Vested	(254,347)	$18.13
Forfeited	(68,650)	$14.23
Non-vested at January 31, 2026	1,260,937	$8.12

As of January 31, 2026, unrecognized share-based compensation expense for RSUs was $5.7 million which will be recognized over a weighted-average amortization period of 1.5 years.

Non-employee director stock awards

The Company grants stock awards to its non-employee directors as a component of their compensation. The stock awards vest immediately upon grant. Prior to December 2025, non-employee directors could have elected to defer receipt of their shares under the Company’s non-qualified deferred compensation plan. During the third quarter of fiscal year 2026, the Company terminated its deferred compensation plan and it is expected to be fully liquidated by January 2027.

The following table summarizes awards granted to non-employee directors:

	Non-employee director awards	Deferred non-employee director awards	Total	Weighted average grant date fair value
Outstanding at May 3, 2025	—	147,312	147,312	$22.39
Awarded	55,629	58,695	114,324	$7.52
Issued	(55,629)	(11,140)	(66,769)	$10.33
Non-vested at January 31, 2026	—	194,867	194,867	$17.80

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

Stock-based compensation expense

All stock-based awards to employees and non-employee directors are recognized in selling and administrative expenses on the condensed consolidated statements of operations. The table below summarizes the stock-based compensation expense related to the equity awards:

	Three Months Ended		Nine Months Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
(in millions)	(13 Weeks)	(13 Weeks)	(39 Weeks)	(40 Weeks)
RSUs	$1.2	$1.5	$3.8	$3.5
PSUs	0.5	0.3	1.2	0.5
Deferred non-employee director awards	—	—	0.4	0.9
Non-employee director awards	—	—	0.5	0.6
Total stock-based compensation expense	$1.7	$1.8	$5.9	$5.5

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
	(13 Weeks)	(13 Weeks)	(39 Weeks)	(40 Weeks)
Net loss (in millions)	$(15.9)	$(14.4)	$(36.1)	$(34.3)

Basic weighted average shares outstanding	35,608,424	35,182,166	35,484,555	35,370,099
Dilutive effect of common stock equivalents	—	—	—	—
Diluted weighted average shares outstanding	35,608,424	35,182,166	35,484,555	35,370,099

Loss per share:
Basic	$(0.45)	$(0.41)	$(1.02)	$(0.97)
Diluted	$(0.45)	$(0.41)	$(1.02)	$(0.97)

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	537,406	1,303,187	396,036	1,176,069

In the three and nine months ended January 31, 2026 and February 1, 2025, all potential common shares issuable for PSUs and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for PSUs and RSUs on the weighted-average number of common shares outstanding would have been approximately 393,000 and 362,000 common shares for the three months ended January 31, 2026 and

February 1, 2025, respectively. The dilutive effect of potential common shares issuable for PSUs and RSUs on the weighted-average number of common shares outstanding would have been approximately 287,000 and 221,000 common shares for the nine months ended January 31, 2026 and February 1, 2025, respectively.

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

The tables below present information about the Company’s reportable segments:

	Three Months Ended January 31, 2026 (13 Weeks)
(in millions)	Automotive	Industrial	Interface	Eliminations/ Corporate	Consolidated
Net sales	$111.8	$141.6	$5.0	$(24.7)	$233.7
Transfers between segments	(5.6)	(19.1)	—	24.7	—
Net sales to unaffiliated customers	106.2	122.5	5.0	—	233.7
Cost of products sold	104.3	85.7	4.5	0.4	194.9
Selling and administrative expenses	12.4	8.0	0.4	18.3	39.1
Amortization of intangibles	2.2	3.6	—	—	5.8
Income (loss) from operations	$(12.7)	$25.2	$0.1	$(18.7)	$(6.1)
Interest expense, net					5.4
Other expense, net					1.6
Pre-tax income (loss)					$(13.1)

	Three Months Ended February 1, 2025 (13 Weeks)
(in millions)	Automotive	Industrial	Interface	Eliminations /Corporate	Consolidated
Net sales	$120.1	$119.3	$12.3	$(11.8)	$239.9
Transfers between segments	(4.4)	(7.4)	—	11.8	—
Net sales to unaffiliated customers	115.7	111.9	12.3	—	239.9
Cost of products sold	112.7	76.7	9.4	(0.2)	198.6
Selling and administrative expenses	9.7	9.1	0.7	18.2	37.7
Amortization of intangibles	2.3	3.5	—	—	5.8
Income (loss) from operations	$(9.0)	$22.6	$2.2	$(18.0)	$(2.2)
Interest expense, net					5.5
Other expense, net					0.5
Pre-tax income (loss)					$(8.2)

	Nine Months Ended January 31, 2026 (39 Weeks)
(in millions)	Automotive	Industrial	Interface	Eliminations/ Corporate	Consolidated
Net sales	$340.2	$413.8	$25.4	$(58.3)	$721.1
Transfers between segments	(17.4)	(40.9)	—	58.3	—
Net sales to unaffiliated customers	322.8	372.9	25.4	—	721.1
Cost of products sold	318.6	254.0	18.7	(0.2)	591.1
Selling and administrative expenses	34.4	26.4	1.3	52.6	114.7
Amortization of intangibles	5.9	11.5	—	—	17.4
Income (loss) from operations	$(36.1)	$81.0	$5.4	$(52.4)	$(2.1)
Interest expense, net					17.0
Other expense, net					4.3
Pre-tax income (loss)					$(23.4)

	Nine Months Ended February 1, 2025 (40 Weeks)
(in millions)	Automotive	Industrial	Interface	Eliminations /Corporate	Consolidated
Net sales	$404.9	$375.8	$40.2	$(29.9)	$791.0
Transfers between segments	(8.9)	(21.0)	—	29.9	—
Net sales to unaffiliated customers	396.0	354.8	40.2	—	791.0
Cost of products sold	370.2	248.8	29.5	(1.3)	647.2
Selling and administrative expenses	32.9	31.5	1.9	60.2	126.5
Amortization of intangibles	6.9	10.7	—	—	17.6
Income (loss) from operations	$(14.0)	$63.8	$8.8	$(58.9)	$(0.3)
Interest expense, net					16.5
Other expense, net					2.9
Pre-tax income (loss)					$(19.7)

(in millions)	January 31, 2026	May 3, 2025
Identifiable assets:
Automotive	$538.5	$596.0
Industrial	623.1	594.6
Interface	56.0	62.4
Eliminations/Corporate	88.7	52.8
Total identifiable assets	$1,306.3	$1,305.8

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

Stockholder Litigation

On August 26, 2024, a putative class action lawsuit on behalf of purchasers of Company common stock between June 23, 2022 and March 6, 2024, inclusive, entitled Marie Salem v. Methode Electronics, Inc. et al. was filed in the U.S. District Court for the Northern District of Illinois against the Company, a former Chief Executive Officer, President and director of the Company and a former Chief Financial Officer of the Company. The complaint alleges, among other things, that the defendants made false and/or misleading statements relating to the Company’s business, operations and prospects, including in respect of the Company’s transition to production of more specialized components for manufacturers of electric vehicles and the Company’s operations at its facility in Monterrey, Mexico, in violation of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, among other things, unspecified money damages along with equitable relief and costs and expenses, including counsel fees and expert fees. Another purported shareholder filed a substantially similar action in the U.S. District Court for the Northern District of Illinois on October 7, 2024 against the same defendants and a former Chief Operating Officer of the Company, in a case entitled City of Cape Coral Municipal General Employees Retirement Plan v. Methode Electronics, Inc., et al. The second securities class action was filed on behalf of a broader putative class of purchasers of Company common stock between December 2, 2021 and March 6, 2024. After the cases were consolidated and a lead plaintiff appointed, Defendants moved to dismiss the consolidated complaint in its entirety for failure to state a claim. On February 3, 2026, the judge presiding over the case granted Defendants’ motion to dismiss but allowed Plaintiff an opportunity to file an amended complaint and set a schedule for briefing on any motion to dismiss that amended complaint.

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

Note 13. Related Party Transactions

The Company’s former Interim Chief Financial Officer, David Rawden, was a director of AlixPartners, LLP (“AlixPartners”), a business advisory firm that provided a number of consulting services to the Company. The Company’s former Interim Chief Executive Officer, Kevin Nystrom, was a partner and managing director of AlixPartners. In the nine months ended January 31, 2026, the Company recognized no expense for consulting services provided by AlixPartners. In the three and nine months ended February 1,

2025, the Company recognized $0.9 million and $9.8 million, respectively, of expense for consulting services provided by AlixPartners.

Note 14. Subsequent Events

Sale of a Business

On March 5, 2026, the Company entered into and closed on an asset purchase agreement with a third party (the “Buyer”) pursuant to which the Company sold substantially all of the assets of its dataMate business (the “Transaction”). The aggregate consideration for the Transaction consists of a purchase price of approximately $16.4 million, subject to customary working capital adjustments. The Transaction also includes customary representations, warranties, covenants, and indemnification provisions. Due to the proximity of the closing date of the Transaction with the date of the filing of this Quarterly Report on Form 10-Q, the initial accounting for the Transaction, including the determination of the final purchase price adjustment and the allocation of the consideration, is not yet completed. Based on preliminary estimates, the Company expects to record a gain on the sale in the range of $9.0 million to $10.5 million. Proceeds from the transaction are expected to be used for general corporate purposes, including debt reduction and working capital needs.

Sale of Assets

The Company finalized a purchase and sale agreement to sell one of its locations to a third party for a purchase price of $4.7 million, which is subject to satisfaction of customary closing conditions and the relocation of the dataMate business. Accordingly, the property has not been classified as held for sale as of January 31, 2026. The net book value of this location as of January 31, 2026 was $3.5 million. The Buyer is expected to relocate the dataMate business on or before April 19, 2026, and the sale of assets is expected to close no later than May 10, 2026. Proceeds from the sale of assets are expected to be used for general corporate purposes, including debt reduction and working capital needs.

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

Our solutions are found in the end markets of transportation (including automotive, commercial vehicle, e-bike, aerospace, bus and rail), cloud computing infrastructure, construction equipment, and consumer appliances.

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

The US-Israeli strikes in Iran and the Iranian retaliatory strikes in the Middle East have affected the global economy and given rise to potential global security issues that may adversely affect international business and economic conditions. This conflict in the Middle East may cause additional disruption in the supply chains, including logistics issues and inflationary challenges, which may adversely affect our business and results of operations. Additionally, certain of our customers and suppliers may be negatively affect by these events, which in turn may negatively affect the markets where we do business.

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

Our business in the future will be affected by the broad trend of electrification. The adoption of EVs has been slower than anticipated, which may affect our financial condition, results of operations, and cash flows. Certain of our customers have recently announced shifts to their EV strategies and we are pursuing these customers for price adjustments and other commercial recoveries. If we are not successful in obtaining these recoveries, we may experience production inefficiencies, including underutilized capacity and workforce disruptions, which could affect our profitability and estimates of future cash flows.

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

Recent Events

Sale of a Business

On March 5, 2026, we entered into and closed on an asset purchase agreement with a third party (the “Buyer”) pursuant to which we sold substantially all of the assets of our dataMate business (the “Transaction”). The aggregate consideration for the Transaction consists of a purchase price of approximately $16.4 million, subject to customary working capital adjustments. The Transaction also includes customary representations, warranties, covenants, and indemnification provisions. Due to the proximity of the closing date of the Transaction with the date of the filing of this Quarterly Report on Form 10-Q, the initial accounting for the Transaction, including the determination of the final purchase price adjustment and the allocation of the consideration, is not yet completed. Based on preliminary estimates, we expect to record a gain on the sale in the range of $9.0 million to $10.5 million. Proceeds from the transaction are expected to be used for general corporate purposes, including debt reduction and working capital needs.

The dataMate business is included in the Interface segment, and represents less than 2% of our consolidated net sales for both the nine months ended January 31, 2026 and fiscal year ended May 3, 2025.

Sale of Assets

We finalized a purchase and sale agreement to sell one of our locations to a third party for a purchase price of $4.7 million, which is subject to satisfaction of customary closing conditions and the relocation of the dataMate business. Accordingly, the property has not been classified as held for sale as of January 31, 2026. The net book value of this location as of January 31, 2026 was $3.5 million. The Buyer is expected to relocate the dataMate business on or before April 19, 2026, and the sale of assets is expected to close no later than May 10, 2026. Proceeds from the sale of assets are expected to be used for general corporate purposes, including debt reduction and working capital needs.

Consolidated Results of Operations

We maintain our financial records on the basis of a 52 or 53-week fiscal year ending on the Saturday closest to April 30. Fiscal 2026 is a 52-week year and fiscal 2025 was a 53-week year. The three months ended January 31, 2026 and February 1, 2025 were each 13-week periods, while the nine months ended January 31, 2026 and February 1, 2025, were 39 and 40-week periods, respectively. The following discussions of comparative results among periods should be reviewed in this context.

The table below compares our results of operations between the three and nine months ended January 31, 2026 and the three and nine months ended February 1, 2025:

	Three Months Ended		Nine Months Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
(in millions)	(13 Weeks)	(13 Weeks)	(39 Weeks)	(40 Weeks)
Net sales	$233.7	$239.9	$721.1	$791.0
Cost of products sold	194.9	198.6	591.1	647.2
Gross profit	38.8	41.3	130.0	143.8
Selling and administrative expenses	39.1	37.7	114.7	126.5
Amortization of intangibles	5.8	5.8	17.4	17.6
Interest expense, net	5.4	5.5	17.0	16.5
Other expense, net	1.6	0.5	4.3	2.9
Income tax expense (benefit)	2.8	6.2	12.7	14.6
Net income (loss)	$(15.9)	$(14.4)	$(36.1)	$(34.3)

Net sales

Net sales decreased $6.2 million, or 2.6%, to $233.7 million in the three months ended January 31, 2026, compared to $239.9 million in the three months ended February 1, 2025. Foreign currency translation increased net sales by $11.7 million. Excluding foreign currency translation, net sales decreased $17.9 million. The decrease was primarily due to lower sales volumes in the Automotive segment and Interface segment, partially offset by higher sales volumes in the Industrial segment.

Net sales decreased $69.9 million, or 8.8%, to $721.1 million in the nine months ended January 31, 2026, compared to $791.0 million in the nine months ended February 1, 2025. Foreign currency translation increased net sales by $25.0 million. Excluding foreign currency translation, net sales decreased $94.9 million. The decrease was primarily due to lower sales volumes in the Automotive segment and Interface segment, partially offset by higher sales volumes in the Industrial segment.

Cost of products sold

Cost of products sold decreased $3.7 million, or 1.9%, to $194.9 million (83.4% of net sales) in the three months ended January 31, 2026, compared to $198.6 million (82.8% of net sales) in the three months ended February 1, 2025. Foreign currency translation increased cost of products sold by $8.8 million. Excluding foreign currency translation, cost of products sold decreased $12.5 million. The decrease was primarily due to lower material costs as a result of lower sales volumes.

Cost of products sold decreased $56.1 million, or 8.7%, to $591.1 million (82.0% of net sales) in the nine months ended January 31, 2026, compared to $647.2 million (81.8% of net sales) in the nine months ended February 1, 2025. Foreign currency translation increased cost of products sold by $19.2 million. Excluding foreign currency translation, cost of products sold decreased $75.3 million. The decrease was primarily due to lower material costs as a result of lower sales volumes. Restructuring and asset impairment charges included within cost of products sold were $0.1 in the nine months ended January 31, 2026, compared to $0.4 million in the nine months ended February 1, 2025.

Gross profit margin

Gross profit margin was 16.6% of net sales in the three months ended January 31, 2026, compared to 17.2% of net sales in the three months ended February 1, 2025. The decrease in gross profit margin was primarily a result of lower sales volume and product mix in the Automotive segment and Interface segment.

Gross profit margin was 18.0% of net sales in the nine months ended January 31, 2026, remaining relatively consistent compared to 18.2% of net sales in the nine months ended February 1, 2025.

Selling and administrative expenses

Selling and administrative expenses increased $1.4 million, or 3.7%, to $39.1 million (16.7% of net sales) in the three months ended January 31, 2026, compared to $37.7 million (15.7% of net sales) in the three months ended February 1, 2025. Excluding foreign currency translation, selling and administrative expenses increased $0.4 million. Restructuring and asset impairment charges included within selling and administrative expenses were $0.4 million in the three months ended January 31, 2026, primarily related to employee termination benefits.

Selling and administrative expenses decreased $11.8 million, or 9.3%, to $114.7 million (15.9% of net sales) in the nine months ended January 31, 2026, compared to $126.5 million (16.0% of net sales) in the nine months ended February 1, 2025. Excluding foreign currency translation, selling and administrative expenses decreased $13.9 million. The decrease was primarily due to lower professional fees. Restructuring and asset impairment charges included within selling and administrative expenses were $2.3 million in the nine months ended January 31, 2026, compared to $0.3 million in the nine months ended February 1, 2025, primarily related to employee termination benefits.

Amortization of intangibles

Amortization of intangibles was $5.8 million in the three months ended January 31, 2026, compared to $5.8 million in the three months ended February 1, 2025. Amortization of intangibles was $17.4 million in the nine months ended January 31, 2026, compared to $17.6 million in the nine months ended February 1, 2025.

Interest expense, net

Interest expense, net was $5.4 million in the three months ended January 31, 2026, compared to $5.5 million in the three months ended February 1, 2025. The decrease was due to a lower level of borrowings and lower interest rates, partially offset by the unfavorable effects of foreign exchange rates on the euro denominated interest.

Interest expense, net was $17.0 million in the nine months ended January 31, 2026, compared to $16.5 million in the nine months ended February 1, 2025. The increase was due to the unfavorable effects of foreign exchange rates on the euro denominated interest and higher amortization of debt issuance costs, partially offset by a lower interest rates and a lower level of borrowings. Additionally, in the nine months ended months ended February 1, 2025, there was a gain of $0.4 million recognized on a cross-currency swap that was settled in December 2024.

Other expense, net

Other expense, net was $1.6 million in the three months ended January 31, 2026, compared to $0.5 million in the three months ended February 1, 2025. Net foreign exchange loss was $2.6 million in the three months ended January 31, 2026, compared to $1.3 million in the three months ended February 1, 2025.

Other expense, net was $4.3 million in the nine months ended January 31, 2026, compared to $2.9 million in the nine months ended February 1, 2025. Net foreign exchange loss was $5.7 million in the nine months ended January 31, 2026, compared to $3.6 million in the nine months ended February 1, 2025. Other expense, net in the nine months ended January 31, 2026 includes a non-cash write-off of $0.6 million of unamortized debt issuance costs, compared to $1.2 million in the nine months ended February 1, 2025. In addition, other expense, net includes $0.5 million of a net gain on sale of assets in the nine months ended January 31, 2026, compared to $0.3 million in the nine months ended February 1, 2025.

Income tax expense

Income tax expense was $2.8 million (-21.4% effective tax rate) in the three months ended January 31, 2026, compared to $6.2 million (-75.6% effective tax rate) in the three months ended February 1, 2025. Income tax expense was $12.7 million (-54.3% effective tax rate) in the nine months ended January 31, 2026, compared to $14.6 million (-74.1% effective tax rate) in the nine months ended February 1, 2025.

The effective tax rate for the three and nine months ended January 31, 2026 differs from the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for U.S. deferred tax assets, an unfavorable effect from global intangible low-tax income, and non-deductible interest, partially offset by the effect of income derived from foreign operations with lower statutory tax rates. The effective tax rate for the three and nine months ended February 1, 2025 differs from the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for U.S. deferred tax assets and global intangible low-tax income, partially offset by income derived from foreign operations with lower statutory tax rates and research deductions claimed in foreign jurisdictions and foreign exchange loss.

Net loss

Net loss was $15.9 million in the three months ended January 31, 2026, compared to $14.4 million in the three months ended February 1, 2025. Net loss was $36.1 million in the nine months ended January 31, 2026, compared to $34.3 million in the nine months ended February 1, 2025. The increase in net loss for both periods was attributable to the aforementioned items.

Reportable Operating Segments

Automotive

	Three Months Ended		Nine Months Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
($ in millions)	(13 Weeks)	(13 Weeks)	(39 Weeks)	(40 Weeks)
Net sales
North America	$40.3	$51.8	$117.1	$187.8
Europe, the Middle East & Africa ("EMEA")	58.0	55.9	180.2	181.7
Asia	7.9	8.0	25.5	26.5
Net sales	106.2	115.7	322.8	396.0
Gross profit	$1.9	$3.0	$4.2	$25.8
As a percent of net sales	1.8%	2.6%	1.3%	6.5%
Income (loss) from operations	$(12.7)	$(9.0)	$(36.1)	$(14.0)
As a percent of net sales	(12.0)%	(7.8)%	(11.2)%	(3.5)%

Net sales

Automotive segment net sales decreased $9.5 million, or 8.2%, to $106.2 million in the three months ended January 31, 2026, compared to $115.7 million in the three months ended February 1, 2025. Excluding foreign currency translation, net sales decreased $15.3 million. The change is attributable to the following:

•
Net sales in North America decreased $11.5 million to $40.3 million in the three months ended January 31, 2026, compared to $51.8 million in the three months ended February 1, 2025. The decrease was due to a reduction in electric vehicle volumes, partially offset by new program launches.
•
Net sales in EMEA increased $2.1 million to $58.0 million in the three months ended January 31, 2026, compared to $55.9 million in the three months ended February 1, 2025. Excluding foreign currency translation, net sales in EMEA decreased $3.4 million due primarily to lower sales volumes of sensor and user interface products.
•
Net sales in Asia decreased $0.1 million to $7.9 million in the three months ended January 31, 2026, compared to $8.0 million in the three months ended February 1, 2025. Excluding foreign currency translation, net sales in Asia decreased $0.4 million primarily due to lower sales volumes.

Automotive segment net sales decreased $73.2 million, or 18.5%, to $322.8 million in the nine months ended January 31, 2026, compared to $396.0 million in the nine months ended February 1, 2025. Excluding foreign currency translation, net sales decreased $86.1 million. The change is attributable to the following:

•
Net sales in North America decreased $70.7 million to $117.1 million in the nine months ended January 31, 2026, compared to $187.8 million in the nine months ended February 1, 2025. The decrease was due to a reduction in electric vehicle volumes, partially offset by new program launches.
•
Net sales in EMEA decreased $1.5 million to $180.2 million in the nine months ended January 31, 2026, compared to $181.7 million in the nine months ended February 1, 2025. Excluding foreign currency translation, net sales in EMEA decreased $14.1 million due primarily to lower sales volumes of sensor and user interface products.
•
Net sales in Asia decreased $1.0 million to $25.5 million in the nine months ended January 31, 2026, compared to $26.5 million in the nine months ended February 1, 2025. Excluding foreign currency translation, net sales in Asia decreased $1.3 million primarily due to lower sales volumes.

Gross profit

Automotive segment gross profit decreased $1.1 million, or 36.7%, to $1.9 million in the three months ended January 31, 2026, compared to $3.0 million in the three months ended February 1, 2025. Excluding foreign currency translation, gross profit decreased $2.0 million. Gross profit margins decreased to 1.8% in the three months ended January 31, 2026, compared to 2.6% in the three months ended February 1, 2025. The decrease in gross profit margins was primarily due to lower sales volumes and mix in North America.

Automotive segment gross profit decreased $21.6 million, or 83.7%, to $4.2 million in the nine months ended January 31, 2026, compared to $25.8 million in the nine months ended February 1, 2025. Gross profit margins decreased to 1.3% in the nine months ended January 31, 2026, compared to 6.5% in the nine months ended February 1, 2025. The decrease in gross profit was primarily due to lower sales volumes and mix and higher operating expenses in North America.

Loss from operations

Automotive segment loss from operations was $12.7 million in the three months ended January 31, 2026, compared to $9.0 million in the three months ended February 1, 2025. The loss from operations was primarily due to higher selling and administrative expenses and lower gross profit.

Automotive segment loss from operations was $36.1 million in the nine months ended January 31, 2026, compared to $14.0 million in the nine months ended February 1, 2025. The decrease was primarily due to lower gross profit.

Industrial

	Three Months Ended		Nine Months Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
($ in millions)	(13 Weeks)	(13 Weeks)	(39 Weeks)	(40 Weeks)
Net sales	$122.5	$111.9	$372.9	$354.8
Gross profit	$36.8	$35.2	$118.9	$106.0
As a percent of net sales	30.0%	31.5%	31.9%	29.9%
Income (loss) from operations	$25.2	$22.6	$81.0	$63.8
As a percent of net sales	20.6%	20.2%	21.7%	18.0%

Net sales

Industrial segment net sales increased $10.6 million, or 9.5%, to $122.5 million in the three months ended January 31, 2026, compared to $111.9 million in the three months ended February 1, 2025. Excluding foreign currency translation, net sales increased $4.7 million. The increase was due to higher sales volumes for lighting products for off-road equipment markets and power products, partially offset by lower sales volumes for lighting products for commercial vehicles.

Industrial segment net sales increased $18.1 million, or 5.1%, to $372.9 million in the nine months ended January 31, 2026, compared to $354.8 million in the nine months ended February 1, 2025. Excluding foreign currency translation, net sales increased $6.0 million. The increase was due to higher sales volumes of power products and lighting products for off-road equipment markets, partially offset by lower sales volumes for lighting products for commercial vehicles and radio remote control devices.

Gross profit

Industrial segment gross profit increased $1.6 million, or 4.5%, to $36.8 million in the three months ended January 31, 2026, compared to $35.2 million in the three months ended February 1, 2025. Excluding foreign currency translation, gross profit decreased $0.4 million. Gross profit margins decreased to 30.0% in the three months ended January 31, 2026, compared to 31.5% in the three months ended February 1, 2025. Gross profit margins decreased due to higher material costs.

Industrial segment gross profit increased $12.9 million, or 12.2%, to $118.9 million in the nine months ended January 31, 2026, compared to $106.0 million in the nine months ended February 1, 2025. Excluding foreign currency translation, gross profit increased $8.9 million. Gross profit margins increased to 31.9% in the nine months ended January 31, 2026, compared to 29.9% in the nine months ended February 1, 2025. Gross profit margins improved due to higher sales volumes and lower freight costs.

Income from operations

Industrial segment income from operations increased $2.6 million, or 11.5%, to $25.2 million in the three months ended January 31, 2026, compared to $22.6 million in the three months ended February 1, 2025. Excluding foreign currency translation, income from operations increased $1.3 million. The increase was primarily due to higher gross profit and lower selling and administrative expenses.

Industrial segment income from operations increased $17.2 million, or 27.0%, to $81.0 million in the nine months ended January 31, 2026, compared to $63.8 million in the nine months ended February 1, 2025. Excluding foreign currency translation, income from operations increased $14.5 million. The increase was primarily due to higher gross profit and lower selling and administrative expenses. The decrease in selling and administrative expenses was primarily due to lower professional fees.

Interface

	Three Months Ended		Nine Months Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
($ in millions)	(13 Weeks)	(13 Weeks)	(39 Weeks)	(40 Weeks)
Net sales	$5.0	$12.3	$25.4	$40.2
Gross profit	$0.5	$2.9	$6.7	$10.7
As a percent of net sales	10.0%	23.6%	26.4%	26.6%
Income (loss) from operations	$0.1	$2.2	$5.4	$8.8
As a percent of net sales	2.0%	17.9%	21.3%	21.9%

Net sales

Interface segment net sales decreased $7.3 million, or 59.3% to $5.0 million in the three months ended January 31, 2026, compared to $12.3 million in the three months ended February 1, 2025.

Interface segment net sales decreased $14.8 million, or 36.8%, to $25.4 million in the nine months ended January 31, 2026, compared to $40.2 million in the nine months ended February 1, 2025.

The decrease in both periods was primarily due to lower sales volumes of touch panels for appliances.

Gross profit

Interface segment gross profit decreased $2.4 million, or 82.8%, to $0.5 million in the three months ended January 31, 2026, compared to $2.9 million in the three months ended February 1, 2025. Gross profit margins decreased to 10.0% in the three months ended January 31, 2026, compared to 23.6% in the three months ended February 1, 2025.

Interface segment gross profit decreased $4.0 million, or 37.4%, to $6.7 million in the nine months ended January 31, 2026, compared to $10.7 million in the nine months ended February 1, 2025. Gross profit margins decreased to 26.4% in the nine months ended January 31, 2026, compared to 26.6% in the nine months ended February 1, 2025.

The decrease in gross profit margins in both periods was primarily due to lower sales volumes and product mix.

Income from operations

Interface segment income from operations decreased $2.1 million, or 95.5%, to $0.1 million in the three months ended January 31, 2026, compared to $2.2 million in the three months ended February 1, 2025.

Interface segment income from operations decreased $3.4 million, or 38.6%, to $5.4 million in the nine months ended January 31, 2026, compared to $8.8 million in the nine months ended February 1, 2025.

The decrease in both periods was primarily due to lower gross profit.

Financial Condition, Liquidity and Capital Resources

Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements, dividends and stock repurchases. Our primary sources of liquidity are cash flows from operations, existing cash balances and borrowings under our senior secured credit agreement. We believe our liquidity position will be sufficient to fund our existing operations and current commitments for at least the next twelve months. However, if economic conditions remain for longer than we expect due to supply chain disruptions, inflationary pressure or other geopolitical risks, or if we are unable to maintain compliance with our debt covenants, our liquidity position could be severely affected. Additionally, we may consider other options to enhance our financial and operating position. Such options may include refinancing or restructuring initiatives, sales of assets, and reductions or delays in capital spending.

As of January 31, 2026, we had $133.7 million of cash and cash equivalents, of which $71.3 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the payment of dividends and the repayment of intercompany loans, without creating material additional income tax expense.

Repurchases of Common Stock

On June 13, 2024, the Board of Directors approved a new share buyback authorization, commencing on June 17, 2024, for the purchase of up to $200.0 million of our outstanding common stock through June 17, 2026 (the “2024 Buyback Authorization”). No shares have been purchased under the 2024 Buyback Authorization. As of January 31, 2026, the dollar value of shares that remained available to be purchased under 2024 Buyback Authorization was $200.0 million.

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

The Amended Credit Agreement provides for a secured multicurrency revolving credit facility of $400 million and matures on October 31, 2027.

As of January 31, 2026, the outstanding balance under the revolving credit facility consisted of $302.6 million (€255.3 million) of euro-denominated borrowings and $40.0 million of US denominated borrowings. The Amended Credit Agreement contains various representations and warranties, financial covenants (including covenants requiring us to maintain compliance with a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, in each case as of the end of each fiscal quarter), restrictive and other covenants, and events of default. The covenants in the Amended Credit Agreement include an “anti-cash hoarding” requirement, as discussed above. As of January 31, 2026, we were in compliance with all the covenants in the Amended Credit Agreement. For further information, see Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report.

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

Cash Flows

	Nine Months Ended
	January 31, 2026	February 1, 2025
(in millions)	(39 Weeks)	(40 Weeks)
Operating activities:
Net loss	$(36.1)	$(34.3)
Non-cash items	50.3	58.4
Changes in operating assets and liabilities	18.9	(33.1)
Net cash provided (used) by operating activities	33.1	(9.0)
Net cash provided (used) by investing activities	(13.6)	(26.7)
Net cash provided (used) by financing activities	1.0	(16.6)
Effect of foreign currency exchange rate changes on cash and cash equivalents	9.6	(5.4)
Increase (decrease) in cash and cash equivalents	30.1	(57.7)
Cash and cash equivalents at beginning of the period	103.6	161.5
Cash and cash equivalents at end of the period	$133.7	$103.8

Operating activities

Net cash provided by operating activities was $33.1 million in the nine months ended January 31, 2026, compared to net cash used by operating activities of $9.0 million in the nine months ended February 1, 2025. The increase was due to higher cash inflows from operating assets and liabilities of $18.9 million in the nine months ended January 31, 2026 primarily due to a lower investment in working capital items.

Investing activities

Net cash used by investing activities was $13.6 million in the nine months ended January 31, 2026, compared to $26.7 million in the nine months ended February 1, 2025. Capital expenditures were $16.6 million in the nine months ended January 31, 2026, compared to $32.5 million in the nine months ended February 1, 2025. In the nine months ended January 31, 2026, we received proceeds of $1.3 million from the sale of assets, compared to $2.7 million in the nine months ended February 1, 2025. In the nine months ended January 31, 2026, we received proceeds of $1.7 million from the redemption of certain life insurance policies.

Financing activities

Net cash provided by financing activities was $1.0 million in the nine months ended January 31, 2026, compared to net cash used by financing activities of $16.6 million in the nine months ended February 1, 2025. In the nine months ended January 31, 2026, we had net proceeds from borrowings of $10.3 million, compared to net proceeds from borrowings of $5.8 million in the nine months ended February 1, 2025. In the nine months ended January 31, 2026, we paid $1.6 million of debt issuance costs associated with the Third Amendment, compared to $1.8 million of debt issuance costs associated with the Second Amendment. In the nine months ended February 1, 2025, we used $1.6 million of cash for the purchase of shares under the board-authorized share repurchase program in place at the time.

We paid cash dividends of $6.5 million in the nine months ended January 31, 2026, compared to $15.3 million in the nine months ended February 1, 2025.

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

There has been no significant change in our exposure to market risk during the nine months ended January 31, 2026. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended May 3, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information about our purchases of equity securities during the three months ended January 31, 2026.

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the program (in millions)
November 2, 2025 through November 29, 2025	1,745	$6.97	—	$200.0
November 30, 2025 to January 3, 2026	3,929	$7.79	—	$200.0
January 4, 2026 through January 31, 2026	142	$7.42	—	$200.0

(1) Represents 5,816 shares of common stock that were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

Item 5. Other Information

During our last fiscal quarter, no director or officer of the Company, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1**	Form of Amendment to Change of Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2025)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32*	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates that the exhibit is being furnished with this report and not filed as part of it.
**	Management compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METHODE ELECTRONICS, INC.

		By:	/s/ Laura Kowalchik
Laura Kowalchik
Chief Financial Officer
(Principal Financial Officer)

Dated:	March 5, 2026