Form 10-K
period 2026-05-02
METHODE ELECTRONICS INC
filed 2026-06-24
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 2, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-33731

METHODE ELECTRONICS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-2090085
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

25650 West Eleven Mile Road
Southfield, Michigan	48034-2253
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number (including area code): (708) 867-6777

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each Class	Trading Symbol(s)	on which registered
Common Stock, $0.50 Par Value	MEI	New York Stock Exchange

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

The aggregate market value of common stock held by non-affiliates of the Registrant on November 1, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was $237.7 million, and was based upon the closing price on that date as reported by the New York Stock Exchange.

Registrant had 35,471,806 shares of its common stock outstanding as of June 18, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2026 annual stockholders’ meeting to be held on September 16, 2026 are incorporated by reference into Part III of this Form 10-K.

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

•
Dependence on the automotive, commercial vehicle, data center and construction industries;
•
Timing, quality and cost of new program launches;
•
Changes in electric vehicle (“EV”) demand;
•
Investment in programs prior to the recognition of revenue;
•
Effects from production delays or cancelled orders;
•
Changes in global trade policies, including tariffs;
•
Changes, expiration, or renegotiation of the United States Mexico Canada Agreement (“USMCA”);
•
Failure to attract and retain qualified personnel;
•
Effects from inflation;
•
Dependence on the availability and price of materials;
•
Dependence on a small number of large customers;
•
Dependence on our supply chain;
•
Risks related to conducting global operations;
•
Risks related to geopolitical conflicts;
•
Effects of potential catastrophic events or other business interruptions;
•
Our ability to withstand pricing pressures, including price reductions;
•
Our ability to compete effectively;
•
Our lengthy sales cycle;
•
Contracts with customers are not for guaranteed volumes;
•
Risks related to our exposure to technological change, customer concentration, and cyclical demand in the data center market;
•
Potential work stoppages;
•
Our ability to successfully benefit from acquisitions and divestitures;
•
Our ability to manage our debt levels and refinance or extend our credit agreement;
•
Our ability to comply with restrictions and covenants under our credit agreement;
•
Interest rate changes and variable rate instruments;
•
Timing and magnitude of costs associated with restructuring activities;
•
Recognition of goodwill, other intangible asset, and long-lived asset impairment charges;
•
Risks associated with inventory;
•
Currency fluctuations;
•
Income tax rate fluctuations;
•
Judgments related to accounting for tax positions;
•
Our ability to realize the benefits from our deferred tax assets;
•
Risks associated with litigation;
•
Risks associated with government inquiries;
•
Risks associated with warranty claims;
•
Effects of changing government regulations;
•
Changing requirements by stakeholders on environmental or social matters;
•
Effects of information technology (“IT”) disruptions or cybersecurity incidents;
•
Our ability to innovate and keep pace with technological changes; and
•
Our ability to protect our intellectual property.

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

Item 1. Business

Description of Business

We are a leading global supplier of custom engineered solutions with sales, engineering, and manufacturing locations in North America, Europe, the Middle East, and Asia. We design, engineer, and manufacture mechatronic products for Original Equipment Manufacturers (“OEMs”) and tiered suppliers across mobility, industrial, and commercial markets. Our capabilities include power distribution, including busbars, smart connect systems, battery disconnect units, and integrated circuit boards; as well as user interface components, specialized light-emitting diode (“LED”) lighting solutions, and sensor applications.

Our products are found in the end markets of transportation (including automotive, commercial vehicle, e-bike, aerospace, bus and rail), cloud computing and data center infrastructure, and construction equipment.

Fiscal Year

Our fiscal year ends on the Saturday closest to April 30 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The fiscal year ended May 2, 2026 was a 52-week fiscal year. The fiscal year ended May 3, 2025 was a 53-week fiscal year. The fiscal year ended April 27, 2024 was a 52-week fiscal year.

Operating Segments

Our business is managed, and our financial results are reported, based on our Automotive, Industrial and Interface segments. We reported a fourth segment, Medical, through the fiscal year ended April 27, 2024. See Note 15, “Segment Information and Geographic Area Information” to the consolidated financial statements in this Annual Report for further information.

The Automotive segment supplies electronic and electro-mechanical devices and related products to automobile OEMs and their tiered suppliers across a broad range of vehicle platforms and powertrains. Our capabilities include a full spectrum of vehicle systems from power distribution solutions, including busbars, smart connect systems, battery disconnect units, and integrated circuit boards, to user interface components, specialized LED lighting solutions, and advanced sensor applications.

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

The Interface segment provides a variety of high-speed digital communication over copper media solutions for the data networking and broadband markets, and user interface panel solutions for the appliance market. Solutions include copper transceivers, distribution point units, and solid-state field-effect consumer touch panels. In the fourth quarter of fiscal 2026, we divested our dataMate business, which was included in our Interface segment. Additionally, the consumer appliance business is winding down as programs roll-off.

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

The following table reflects the percentage of net sales by segment for the last three fiscal years.

	Fiscal Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
Automotive	45.9%	48.6%	53.7%
Industrial	51.4%	46.5%	41.3%
Interface	2.7%	4.9%	4.8%
Medical	—%	—%	0.2%

Sales and Marketing

Our sales activities are led by global and regional sales account managers, supported by product application engineers and systems engineers who work closely with customers to develop and integrate tailored system solutions. Our product application engineers also play a key role in identifying emerging markets, new applications, and evolving customer needs. Complementing our direct sales team, we maintain a network of independent sales representatives with offices worldwide to serve specialized accounts and regional markets. Sales are made primarily to OEMs, either directly or through their tiered suppliers, as well as channel partners and distributors. Information about our sales and operations in different geographic regions is summarized in Note 15, “Segment Information and Geographic Area Information” to the consolidated financial statements in this Annual Report.

Sources and Availability of Materials

The principal materials that we purchase include application-specific integrated circuits, capacitors and resistors, copper coil and bar stock, ferrous and copper alloy sheets, plastic molding resins, precious metals, and aluminum die castings. All of these items are available from several suppliers, and we generally rely on more than one supplier for each item.

Refer to Item 1A, “Risk Factors” in this Annual Report for risks related to our supply chain.

Intellectual Property

We generally rely on patents, trade secrets, trademarks, licenses, and non-disclosure agreements to protect our intellectual property and proprietary products. We have been granted a number of patents in the U.S., Europe, and Asia and have additional domestic and international patent applications pending related to our products. Our existing patents expire on various dates between 2026 and 2045. We seek patents in order to protect our interest in unique and critical products and technologies, including our magneto-elastic torque/force sensing, current sensing, lighting and radio-type products. We do not believe any single patent is material to our business, nor would the expiration or invalidity of any patent have a material adverse effect on our business or our ability to compete.

Seasonality

A significant portion of our business is dependent upon the automotive and commercial vehicle industries. Consequently, our Automotive and Industrial segments may experience seasonal fluctuations based on the sales and the production schedules of our customers.

Customers

During fiscal 2026, our five largest customers accounted for approximately 41% of our consolidated net sales. One customer represented more than 10% of our consolidated net sales at 10.9%. Generally, our supply arrangement for each component part we sell includes a blanket purchase order and production releases. In general, a blanket purchase order is issued for each part as identified by the customer part number. Each blanket purchase order includes standard terms and conditions, including price. Our customers order parts using production releases approved under the relevant blanket purchase order. The production releases include information regarding part quantities and delivery specifications.

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

Government Regulations

Our worldwide business activities are subject to various laws, rules, and regulations of the United States as well as of foreign governments. Compliance with these laws, rules, and regulations has not had a material effect upon our capital expenditures, results of operations, or competitive position, and we do not currently anticipate material capital expenditures for environmental control facilities. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to international operations, environmental matters, export controls, business acquisitions, consumer and data protection, and employee health and safety, could have a material effect on our business in subsequent periods. Refer to Item 1A, “Risk Factors” in this Annual Report for a discussion of these potential effects.

Human Capital

Our human capital focus is intended to drive an organization dedicated to placing the right talent, with the right capabilities in the right roles to allow us the opportunity to achieve the performance expectations of our stockholders.

As of May 2, 2026, our global workforce totaled approximately 6,650 employees and 263 contractors. Substantially all of our global workforce is employed full time and approximately 93.9% of these employees and contractors are located outside the U.S. Our U.S. employees are not subject to any collective bargaining agreements although certain international employees are covered by national or local labor agreements.

We are committed to doing business with integrity, teamwork, and performance excellence. Our management team and all our employees are expected to exhibit the principles of fairness, honesty, and integrity in the actions we undertake. Our employees must adhere to our Code of Conduct that addresses topics such as anti-corruption, discrimination, harassment, privacy, appropriate use of company assets, and protecting confidential information. Our employees participate in annual training on preventing, identifying, reporting, and stopping any type of unlawful discrimination or unethical actions.

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

We continuously evolve our global talent review and succession planning process to align our talent plans with the current and future strategies of the business. This includes the identification of key positions, assessment of internal talent and potential successors, and plans for talent development.

Inclusivity

Methode Electronics is dedicated to creating an inclusive workplace where all employees feel respected, valued, and encouraged to voice their opinions, concerns, and ideas.

As highlighted in our Diversity & Inclusion Statement (available on our corporate website), we believe inclusion of a wide range of perspectives is essential to our long-term success, enabling us to build the workforce we need to deliver for our customers. We make merit-based employment decisions and invest in strategies to strengthen our team through ongoing talent and career development. We embrace the diversity of our employees worldwide, recognizing their unique backgrounds, experiences, and talents and their contribution toward building a successful future for the company and its stakeholders.

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

Benefits and Compensation

As part of our efforts to attract and motivate our employees, we offer competitive compensation and benefits that may vary by region and employee-type. We provide compensation packages that include base salary/wages, short and long-term incentives, and other benefits that we believe are competitive within our industry.

Available Information

Through our internet website at www.methode.com, we make available, free of charge, copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other filings with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed or furnished to the SEC. Our filings are also available on the SEC’s website at www.sec.gov. Also posted on our website, among other documents, are our Corporate Governance Guidelines, Code of Business Conduct, Anti-Corruption Policy, Insider Trading Policy, Conflict Minerals Policy, Supplier Code of Conduct and other governance policies, and the charters of the Audit Committee, Compensation Committee, Executive Committee, and Nominating and Governance Committee. Copies of these documents are also available free of charge by sending a request to Methode Electronics, Inc., 25650 W. Eleven Mile Rd, Southfield, Michigan 48034, Attention: Corporate Secretary. The references in this Annual Report to our website address or any third party’s website address, including but not limited to the SEC’s website, do not constitute incorporation by reference of the information contained in those websites and should not be considered part of this document unless otherwise expressly stated.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to various risks, including, but not limited to, those set forth below, which could cause actual results to vary materially from recent results or from anticipated future results. These risk factors should be considered together with information included elsewhere in this Annual Report.

Operational and Industry Risks

We are susceptible to trends and factors affecting the automotive, commercial vehicle, data center and construction industries.

We derive a substantial portion of our revenues from customers in the automotive, commercial vehicle, data center and construction industries. Factors negatively affecting these industries also negatively affect our business, financial condition and results of operations. Automotive sales and production are highly cyclical and, in addition to general economic conditions, also depend on other factors, such as consumer confidence and consumer preferences. Demand from data centers depends on many factors including the pace of investment in cloud computing, artificial intelligence (“AI”) and other digital infrastructure. Any adverse occurrence, including industry slowdowns, recession, rising interest rates, rising fuel costs, political instability, changes in trade policy, costly or constraining regulations, armed hostilities, terrorism, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances or work stoppages, that results in a significant decline in sales volumes and mix in these industries, or in an overall downturn in the business and operations of our customers in these industries, could materially adversely affect our business, financial condition and results of operations.

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

Changes in EV demand have affected and could continue to affect our business.

Our business was affected when certain OEMs significantly deferred or cancelled planned EV programs or reduced production volumes below previously quoted levels to align with reduced customer demand. Should these developments continue, they could adversely affect our profitability and operational planning. We have pursued customers and continue to pursue other customers for price adjustments and other commercial recoveries in view of the pre-production, tooling, engineering, and other upfront costs incurred in anticipation of those programs. If we do not accurately predict, prepare for, and respond to similar or new kinds of market developments and changing customer needs, our business could be materially and adversely affected.

We manage our business based on projected future sales volume, which is highly dependent on information received from customers and third-party market data, and any inaccuracies or changes in such information could adversely affect our business, results of operations and financial condition.

We manage our business based upon projected future sales volumes, which are based upon many factors, including awarded business and assumptions of conversion rates thereof, customers’ forecasts, and general macroeconomic and industry market data. Where possible, we utilize third-party forecast data to support our projected future sales volumes. Our product revenues generally are based upon purchase orders issued by our customers, with updated production schedules for volume adjustments, and our customers generally do not guarantee sales volumes. In addition, awarded business may include business under arrangements that our customers have the right to terminate without penalty at any time. Further, our customers’ forecasts are subject to numerous assumptions, and such forecasts often are changed rapidly with limited notice. Therefore, our actual sales volumes, and thus the ultimate amount of revenue that we derive from such sales, are not committed. We also must incur costs and make commitments well in advance of the receipt of orders and resulting revenues from customers. If actual production orders from our customers are not consistent with our projected future sales volumes, we could realize substantially less revenue and incur greater expenses over the life of a program. The receipt of orders and resulting revenues from customers is significantly affected by global automotive, commercial vehicle, data center, and construction equipment production levels.

Our customers may cancel their orders, change production quantities (take rates) or locations or delay production.

We generally receive volume estimates, but not firm volume commitments from our customers, and may experience reduced or extended lead times in customer orders. Customers may cancel orders, change production quantities (take rates), and delay production for a number of reasons. Cancellations, reductions or delays by a significant customer or by a number of customers may harm our results of operations by reducing the volumes of products we manufacture and sell, as well as by causing a delay in the recovery of our expenditures for inventory in preparation for customer orders, or by reducing our asset utilization, resulting in lower profitability.

In addition, we make key decisions based on our estimates of customer requirements, including determining the levels of orders that we will seek and accept, production schedules, component procurement commitments, personnel needs, and other resource requirements. Changes in demand for our customers’ products may reduce our ability to estimate future customer requirements accurately. This may make it difficult to schedule production and maximize utilization of our manufacturing capacity. Anticipated orders may not materialize leading to lowered take rates for our products and delivery schedules may be deferred as a result of changes in demand for our products or our customers’ products. We often increase staffing and capacity and incur other expenses to meet the anticipated demand of our customers. On occasion, customers may require rapid increases in production, which may stress our resources. Any significant cancellation, decrease or delay in customer orders or take rates could have a material adverse effect on our business, financial condition and results of operations.

We operate our business on a global basis and changes to trade policy, including tariffs and customs regulations, could have a material and adverse effect on our business.

We manufacture and sell our products globally and rely on a global supply chain to deliver the required raw materials, components, and parts, as well as the final products to our customers. Starting 2025, the U.S. administration imposed extensive new tariffs on many countries where we do business, including both broad and product-specific tariffs, prompting retaliatory measures from a number of other nations. Even as the long-term direction of U.S. trade policy remains unsettled, global tariff levels have risen substantially above recent historical norms. Further changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, export licenses, tariffs or taxes on imports from countries or geographic regions where we manufacture products, such as Canada, China, Egypt, Europe and Mexico, could have a material adverse effect on our business, financial condition and results of operations. Depending upon the continuation and potential expansion of these tariffs and other trade barriers, as well as our ability to mitigate their effects, these tariffs and other regulatory actions could materially affect our business, including in the form of an increase in cost of goods sold, decreased margins, increased pricing for customers, disruptions in our supply chain, impaired ability to compete effectively, and reduced sales. If such changes in trade policy cause increased prices for vehicles, data center equipment, consumer demand may decline, prompting a reduction in global vehicle production volumes, which is a material driver of our operations, sales and profitability.

The potential expiration, renegotiation, or modification of the United States–Mexico–Canada Agreement (USMCA) could adversely affect our business, financial condition and results of operations.

The USMCA, which governs trade among the United States, Mexico and Canada, is subject to a scheduled review process and potential renewal or termination. Pursuant to its terms, the agreement will be reviewed in 2026 and may be extended for an additional term if the parties agree. If the parties do not agree to extend the USMCA, the agreement could expire in 2036, subject to earlier termination by any member country. Our operations depend in part on the current trade framework established by the USMCA, including preferential tariff treatment, rules of origin requirements, and cross‑border supply chain efficiencies. Any uncertainty surrounding the review process, or any failure by the parties to extend or maintain substantially similar terms, could result in increased tariffs, changes to rules of origin, new trade barriers, or other disruptions affecting the flow of goods among the United States, Mexico and Canada.

If the USMCA is modified in a manner that imposes more stringent compliance requirements or reduces preferential treatment, we could experience increased costs of production, reduced demand for our products, supply chain disruptions, and decreased competitiveness. In addition, uncertainty regarding the future of the USMCA may cause our customers or suppliers to delay or change investments, sourcing decisions or production planning, which could adversely affect our business. In particular, changes to rules of origin or content requirements could increase compliance costs or limit our ability to meet customer specifications or expectations. In addition, we have manufacturing operations in Mexico and Canada, and any imposition of tariffs or border taxes could materially increase our costs.

We may not be able to mitigate the effects of these developments through pricing actions, supply chain adjustments or operational efficiencies. As a result, any material changes to the USMCA or its expiration could have a material adverse effect on our business, financial condition and results of operations.

Our inability to attract or retain key employees and a highly skilled workforce may have an adverse effect on our business, financial condition and results of operations.

Our success depends upon the continued contributions of our executive officers and other key employees, many of whom have many years of industry experience and could be difficult to replace. If we are unable to retain these executive officers and key employees, our ability to implement our strategic initiatives may be impaired. We must also attract and retain experienced and highly skilled engineering, sales and marketing, and managerial personnel. Competition for qualified personnel is intense in our industries, and we may not be successful in hiring and retaining these people. If we lose the services of our executive officers or our other highly qualified and experienced employees and cannot attract and retain other qualified personnel, our business could suffer due to less effective management or less successful products due to a reduced ability to design, manufacture, and market our products.

Our business, financial condition and results of operations may be adversely affected by inflationary pressures.

Inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall cost structure. There have been ongoing significant inflationary trends in the cost of components, materials, labor, freight costs, and other expenses, which have affected wages, the cost and availability of components and materials, and our ability to meet customer demand. Inflation may further exacerbate other risk factors discussed in this Annual Report, including customer demand, supply chain disruptions, availability of financing sources, the effects of tariffs, risks of international operations, and the recruitment and retention of talent. Although we have taken actions to mitigate the effects of inflation, including commercial negotiations with our customers and suppliers, these actions have not historically and may not in the future fully offset our cost increases.

We are dependent on the availability and price of raw materials.

We require substantial amounts of materials, including application-specific integrated circuits, coil and bar stock, ferrous and copper alloy sheets, extrusions, glass, LED displays, plastic molding resins, precious metals, silicon die castings, and wire. The availability and prices of materials may be subject to curtailment or change due to, among other things, inflation, new laws or regulations, suppliers’ allocations to other purchasers, supply chain disruptions, changes in exchange rates, and worldwide price levels. Any change in the availability of, lead times for, or price of, these materials could materially adversely affect our business, financial condition, and results of operations.

The loss or insolvency of our major customers, or a significant decline in the volume of products purchased by these customers, would adversely affect our future results.

Our five largest customers accounted for approximately 41% of our consolidated net sales in fiscal 2026. In certain cases, the sales to these customers are concentrated in a single product. The arrangements with our major customers generally provide for supplying their requirements for particular models, rather than for manufacturing a specific quantity of products. Such supply arrangements cover a period from one year to the life of the model, which is generally three to seven years. The loss of our major customers, or a decline in the production levels of these customers or particular models, could reduce our sales and thereby adversely affect our business, financial condition, and operating results. We also compete to supply products for successor models for our major customers and are subject to the risk that the customer will not select us to produce products on any such successor model, which could have a material adverse effect on our business, financial condition, and operating results.

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

Our products contain a significant number of components that we source globally. If our supply chain fails to deliver products to us, or to our customers, in sufficient quality and quantity on a timely basis, we will be challenged to meet our production schedules or could incur significant additional expenses for expedited freight and other related costs. Similarly, many of our customers are dependent on an ever-greater number of global suppliers to manufacture their products. These global supply chains have been, and may continue to be, adversely affected by events outside of our control, including macroeconomic events, tariffs and trade restrictions, economic recessions, energy prices and availability, political crises, labor relations issues, liquidity constraints, or natural occurrences. Any significant disruptions to such supply chains could materially adversely affect our business, financial condition and results of operations.

Many of the industries we supply, including the automotive, commercial vehicle, data center and construction industries, are reliant on competitive and supply constrained components. We have worked and will continue to work closely with our suppliers and customers to minimize any potential adverse effects of supply shortages and monitor the availability of component parts and raw materials, customer production schedules, and any other supply chain inefficiencies that may arise. However, if we are not able to mitigate, any direct or indirect supply chain disruptions may have a material adverse effect on our business, financial condition and results of operations.

The global nature of our operations subjects us to political, economic and social risks that could adversely affect our business, financial condition and results of operations.

Sales to customers outside of the U.S. represented a substantial portion of our fiscal 2026 net sales. We expect our net sales in international markets to continue to represent a significant portion of our consolidated net sales. In addition, we have significant personnel, property, equipment, and operations in a number of countries outside of the U.S., including Belgium, Canada, China, Egypt, Finland, India, Malta, Mexico, and the United Kingdom. As of May 2, 2026, approximately 93.9% of our workforce was located outside of the U.S. Our international operations subject us to a variety of political, economic, social, and other risks, including:

•
differing labor regulations and practices, including various minimum wage regulations;
•
changes in government policies, regulatory requirements and laws, including taxes, affecting our ability to manufacture, purchase or sell our products;
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
•
differing requirements under the various anti-bribery and anti-corruption regulations, including to the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act, and the China Anti-Unfair Competition Law;
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

Escalation of geopolitical tensions or military conflict involving the United States, Israel, and Iran, or in the broader Middle East, could adversely affect our business, results of operations, and financial condition.

Ongoing geopolitical tensions, including the military conflict involving the United States, Israel and Iran, have contributed to volatility in global financial markets and energy prices. Any escalation of hostilities in the Middle East could disrupt global oil and natural gas supply, shipping routes (including the Strait of Hormuz), and related infrastructure, leading to significant increases and volatility in fuel and energy costs.

We are exposed to fluctuations in the price and availability of fuel, energy, and petroleum-based products used directly or indirectly in our operations and supply chain. Sudden or sustained increases in oil or natural gas prices could result in:

•
increased manufacturing, transportation, and logistics costs;
•
higher costs of raw materials and components, particularly petrochemical-based inputs;
•
disruptions or delays in our supply chain due to supplier cost pressures or shortages;
•
reduced demand for our products if our customers experience margin compression or reduced end-market demand; and
•
increased volatility in foreign exchange rates, interest rates, and overall macroeconomic conditions.

While we may seek to mitigate energy and fuel cost increases through pricing actions, hedging strategies, or operational efficiencies, such measures may not fully offset the effect of rapid or sustained increases in energy prices, particularly in competitive markets or where contractual arrangements limit our ability to pass through costs. The extent and duration of any geopolitical conflict and its effect on global energy markets are inherently uncertain. Any of the foregoing factors could materially and adversely affect our business, results of operations, cash flows, and financial condition.

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

War, terrorism, geopolitical uncertainties (including the current military conflicts between Russia and Ukraine, and in the Middle East, along with rising international trade disputes), public health emergencies, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, and customers. Our business operations could be subject to interruption by power shortages, terrorist attacks and other hostile acts, labor disputes, population lockdowns, and other events beyond our control. Such events could decrease demand for our products or make it difficult or impossible for us to produce and deliver products to our customers, or to receive components from our suppliers. Should major public health issues, including pandemics, arise or worsen, we could be negatively affected by shutdowns, shelter in place orders, more stringent travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, and disruptions in the operations of our manufacturing partners and component suppliers. Any such business interruptions could materially affect our business, financial condition and results of operations.

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

Certain of our customers have exerted and continue to exert considerable pressure on us to reduce prices and costs, improve quality, provide additional supplemental information, and provide additional design and engineering capabilities. We may be unable to generate sufficient production cost savings in the future to offset required price reductions and increased requirements and administrative burden. Future price reductions, increased quality and other requirements, and the cost of adding additional engineering capabilities may reduce our profitability and have a material adverse effect on our business, financial condition and results of operations. These factors also create challenges in developing accurate internal forecasts or financial models that we use as a basis for making strategic, operational and capital allocation decisions, and our inability to accurately forecast future financial results may create inefficiencies and have an adverse effect on our business.

Our businesses and the markets in which we operate are highly competitive and constantly evolving. If we are unable to compete effectively, our sales and profitability could decline.

The markets in which we operate are highly competitive. We compete with a large number of other manufacturers in each of our product areas and many of these competitors have greater resources and sales. Price, service, and product performance are significant elements of competition in the sale of our products. Competition may intensify further if more companies enter the markets in which we operate. Failure to innovate and to develop or acquire new and compelling products that capitalize upon new technologies in response to these evolving consumer preferences and demands could adversely affect our business, financial condition, and operating results.

Our ability to market our automotive and commercial vehicle products is subject to a lengthy sales cycle, which requires significant investment prior to reporting significant sales revenues, and there is no assurance that our products will be implemented in any particular vehicle.

The sales cycles for our automotive and commercial vehicle products are lengthy because the manufacturers must develop high degrees of assurance that the products they buy will meet their needs, interface correctly with the other parts of a vehicle and with the manufacturer’s production and assembly process, and have minimal warranty, safety, and service problems. While we currently have active development programs with various OEMs for a variety of our products, no assurance can be given that our products will be implemented in any particular vehicles. If our products are not selected after a lengthy development process, our business, financial condition and results of operations could be adversely affected.

Our supply agreements with our OEM customers do not contain guaranteed volumes, and a decline in the production requirements of any of our customers, and in particular our largest customers, could adversely affect our revenues and profitability.

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

Our business may be adversely affected by our exposure to the data center market, which is subject to rapid technological change, customer concentration, and cyclical demand.

A portion of our revenue is derived from products and solutions used in data center applications, including by hyperscale cloud providers. Our participation in this market subjects us to a number of risks, including customer concentration and purchasing volatility. A reduction, delay or cancellation of orders from one or more significant customers could materially and adversely affect our results of operations. Additional risks for the data center market include rapid technological change, evolving standards, pricing pressure and margin compression, scalability challenges, dependence on AI investment and broader technological trends, capital intensity, and inventory risk. Any of these factors could materially and adversely affect our business, financial condition and results of operations.

Part of our workforce is unionized which could subject us to work stoppages.

A portion of our workforce is unionized, primarily in Mexico, Malta, and Finland. A prolonged work stoppage or strike at any facility with unionized employees could increase costs and prevent us from supplying customers. In addition, upon the expiration of existing collective bargaining agreements, we may not reach new agreements without union or works council action in certain jurisdictions, and any such new agreements may not be on terms satisfactory to us. If we are unable to negotiate acceptable collective bargaining agreements, we may become subject to union-initiated work stoppages, including strikes. Moreover, additional groups of currently non-unionized employees may seek union or works council representation in the future.

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

Our primary sources of liquidity are cash generated from operations and availability under our $400 million revolving credit facility that matures on October 31, 2027. Our senior secured credit agreement provides for variable rates of interest based on, among other things, the currency of the borrowing and our consolidated leverage ratio and contains customary representations and warranties, financial covenants, restrictive covenants, and events of default. The obligations under our senior secured credit agreement are secured by a lien on substantially all of our personal property and our U.S. subsidiaries that are guarantors, including 100% of the equity interests of their respective U.S. subsidiaries and 65% of the equity interests of their respective foreign subsidiaries (or such greater amount to the extent such pledge could not reasonably cause adverse tax consequences).

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

We currently intend to refinance or extend our obligations under our revolving credit agreement; however, there can be no assurance that we will be able to do so on favorable terms or at all. Recent volatility in credit markets, rising interest rates and reduced lender risk tolerance may adversely affect our ability to access capital. Any refinancing we undertake may result in higher interest expense, more restrictive covenants or the requirement to pledge additional collateral. If we are unable to refinance or extend these maturities, or if refinancing is only available on unfavorable terms, our liquidity position could be materially weakened, which could limit our ability to fund operations, execute our business strategy, or meet other obligations as they come due.

Any breach or violation of any of the covenants or other restrictions in our senior secured credit agreement, or any other debt arrangement, could result in an event of default and give the lenders the right to accelerate the indebtedness thereunder or exercise other remedies that could have a material adverse effect on our liquidity and our business, financial condition and results of operations.

We have in the past been required to obtain waivers from the lenders under our senior secured credit agreement, relating to non-compliance with our consolidated interest coverage ratio covenant, our consolidated leverage covenant, and our restricted payment covenant. While we believe we are currently in compliance with the covenants in our senior secured credit agreement, we cannot assure you that we will not breach or violate in the future any of the covenants or other restrictions in that agreement or in any other debt arrangement, or that we will be able to obtain waivers from the lenders or amend the covenants or other restrictions if needed or desirable. In addition, any such future waivers or amendments could cause us to incur significant costs, fees, and expenses.

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

Borrowings under our senior secured credit agreement are at variable rates of interest and expose us to interest rate risk. If interest rates continue to increase, our debt service obligations on any variable rate indebtedness could increase even if the amount borrowed remained the same, which could adversely affect our results of operations. In order to manage our exposure to interest rate risk, we have at times entered into, and may continue to enter into, derivative financial instruments, typically interest rate swaps, involving the exchange of floating for fixed rate interest payments. If we are unable to enter into interest rate swaps, it may adversely affect our results of operations, and, even if we use these instruments to selectively manage risks, there can be no assurance that we will be fully protected against material interest rate fluctuations.

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

We have recorded a significant amount of long-lived assets, goodwill, and other intangible assets, which may become impaired in the future. Future impairment of these assets could have a material adverse effect on our financial condition and results of operations.

A significant portion of our long-term assets consists of long-lived assets, goodwill, and intangible assets recorded as a result of past acquisitions. Under generally accepted accounting pricings in the U.S. (“GAAP”), long-lived assets, excluding goodwill and indefinite-lived intangible assets, are required to be evaluated for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record a non-cash impairment charge to earnings that could adversely affect our financial condition and results of operations.

Goodwill and indefinite-lived intangible assets must be evaluated for impairment annually or more frequently if events indicate it is warranted. The process of evaluating the potential impairment of goodwill and other intangible assets requires significant judgment. Negative industry or economic trends, including reduced estimates of future cash flows, disruptions to our business, slower growth rates, or lack of growth in our relevant business units, could lead to further impairment charges against our goodwill and other intangible assets. In the event that we determine that our goodwill or other intangible assets are impaired, we may be required to record a significant charge to earnings that could adversely affect our financial condition and results of operations.

We have risks associated with inventory.

Our business requires us to manage inventory effectively. We depend on non-binding customer forecasts of demand to make purchasing decisions and to manage our inventory. Customer commitments are often significantly shorter than lead times necessary to procure the raw materials, components, and consumables needed to manufacture our products. Demand for products, however, can change significantly between the time inventory or components are ordered and consumed. If we fail to manage our inventory effectively, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs, which could have a material affect on our business, financial condition and results of operations.

A significant fluctuation between the U.S. dollar and other currencies could adversely affect our business, results of operations and financial condition.

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

Changes in our effective tax rate may adversely affect our results of operations.

Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally, or the interpretation or application thereof. From time to time, the U.S. federal, state, and foreign governments enact legislation that could increase our effective tax rate or the effective tax rates of our consolidated affiliates. We cannot determine whether, or in what form, future tax legislation will ultimately be enacted or what effect any such legislation could have on our profitability, and we will continue to monitor any such legislation.

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

Further, the Organization for Economic Co-operation and Development (“OECD”) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (commonly referred to as “Pillar 2”). A number of jurisdictions in which we operate have enacted Pillar 2 legislation effective beginning in fiscal 2025, with additional jurisdictions implementing or expected to implement such rules in fiscal 2026 and beyond. These rules are complex and continue to evolve, including through ongoing administrative guidance and interpretive frameworks. Certain implementation details have yet to be developed, and the enactment of certain of these changes has not yet taken effect in all jurisdictions in which we operate.

On January 5, 2026, the OECD issued new guidance introducing the “side-by-side” system as part of the Pillar 2 framework. This approach is designed to align the Pillar 2 rules with jurisdictions that already maintain their own minimum tax regimes. Under the OECD’s guidance, the United States is treated as a qualifying jurisdiction, enabling U.S.-parented multinational enterprises to opt out of the global Pillar 2 income inclusion rule and undertaxed profits rule beginning January 1, 2026. For fiscal 2026, the Company performed a calculation of an additional top-up tax under the safe harbor Pillar 2 framework to determine the jurisdictions where the effective tax rate fell below the minimum threshold of 15% and included the results in income tax expense for the period. As a result, these changes may have implications for us, may increase our compliance costs, and may affect the amount of tax we are required to pay in certain jurisdictions.

Our judgments regarding the accounting for tax positions and the resolution of tax disputes may affect our results of operations and financial condition.

Significant judgment is required to determine our effective tax rate and evaluate our tax positions. We provide for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria prescribed by applicable accounting standards. Fluctuations in federal, state and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may affect our effective tax rate and results of operations. Additionally, we are subject to audits in the various taxing jurisdictions in which we conduct business. Based on the status of these audits and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the effect of changes, if any, to previously recorded uncertain tax positions. Any negative or unexpected outcomes of these examinations and audits could have a material adverse effect on our results of operations and financial condition.

The value of our deferred tax assets may not be realized, which could materially and adversely affect our financial position and operating results.

Each quarter, we determine the probability of the realization of our deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results and expectations of future earnings and tax planning strategies. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in a material non-cash charge in the period in which the valuation allowance is adjusted and could have a material adverse effect on our financial statements.

Legal, Regulatory and Compliance Risks

We are, and in the future may be, subject to securities class action and other litigation, which may harm our business and results of operations.

We are involved in legal proceedings and government investigations related to various matters, including securities litigation, and may become involved in other legal proceedings, as well as government investigations and inquiries, that arise from time to time in the future. For example, as discussed further in Note 12, “Commitments and Contingencies” to the consolidated financial statements contained in this Annual Report, on August 26, 2024, a purported stockholder of the Company filed a putative class action lawsuit alleging that the Company, its former Chief Executive Officer, and its former Chief Financial Officer violated the federal securities laws by making false and/or misleading statements relating to our business, operations and prospects, including in respect of our transition to production of more specialized components for manufacturers of electric vehicles and our operations at our facility in Monterrey, Mexico. The complaint seeks unspecified money damages along with equitable relief and costs and expenses, including counsel fees and expert fees. Another purported stockholder filed a substantially similar action against the same defendants and a former Chief Operating Officer of the Company on October 7, 2024. In addition, on November 26, 2024 and February 4, 2025, respectively, two purported stockholders filed derivative lawsuits on behalf of the Company against the current members of the Company’s Board of Directors, as well as certain former directors and executives, alleging that the defendants breached their fiduciary duties by allowing the Company to issue various statements that are alleged to have been false or misleading for the same reasons alleged in the securities class action complaints. On February 3, 2026, the court granted our motion to dismiss against the consolidated complaint. The plaintiff subsequently filed a second amended complaint on March 20, 2026, and we moved to dismiss that complaint, which motion remains pending. We continue to vigorously defend ourselves against the allegations but there can be no assurance as to outcome. An unfavorable outcome in this litigation and other legal proceedings may have a material adverse effect on our consolidated financial position, results of operations, cash flows or liquidity. This type of litigation can also result in substantial costs, and a diversion of management’s attention and resources, which could adversely affect our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover any significant defense costs, settlements, and damages awarded to plaintiffs, or incur substantially higher costs to maintain the same or similar coverage. These factors may make it more difficult to attract and retain qualified executive officers and members of our board of directors.

We have been, and in the future may be, subject to government investigations and inquiries which may harm our business and results of operations.

In fiscal 2025, we received subpoenas from the SEC seeking documents and information relating to, among other things, our operations in certain foreign countries, and certain financial reporting and accounting relating thereto, compliance with the Foreign Corrupt Practices Act and other anti-corruption laws, material weaknesses in the Company’s internal control over financial reporting previously reported in its public filings, deficiencies and significant deficiencies in the Company’s internal control over financial reporting, accounting and finance policies and procedures and other accounting and finance matters including new business bookings, certain financial metrics and performance indicators, performance relative to targets and guidance for certain periods, executive compensation policies and amounts, hotline tips and complaints, and terminations or resignations of company executives. On May 14, 2026, the SEC Staff notified the Company that it has concluded its investigation and does not intend to recommend an enforcement action. However, we cannot provide assurances that a new government investigation or inquiry will not occur in the future. Government investigations and inquiries have resulted and could result in future costs to the Company, including the expenditure of financial and managerial resources in connection with responding to the investigation or requests for information.

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

An emphasis on environmental matters by various stakeholders could adversely affect our business and results of operations.

Increased public awareness regarding environmental risks may result in more legal or customer requirements, or industry standards to reduce or mitigate environmental risks. These requirements, regulations or standards could mandate more restrictive requirements or reporting. If environmental regulations or industry standards are either changed or adopted and impose significant operational restrictions, costs, and compliance requirements upon us, our operations, our products or our customers, or if our operations are disrupted due to physical effects of environmental change, our business, financial condition and results of operations could be materially adversely affected.

Technology and Intellectual Property Risks

Our operations could be negatively affected by IT service interruptions, data corruption or misuse, cyber-based attacks, or network security breaches.

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

We also use artificial intelligence and machine learning tools internally, including in engineering, manufacturing, finance, and other business functions. The use of these technologies presents risks, including the potential for inaccurate, biased or unreliable outputs, inadvertent disclosure of confidential or proprietary information, infringement of third-party intellectual property rights, security vulnerabilities, and non-compliance with evolving laws and regulations governing the development and use of artificial intelligence. If our policies and training fail to ensure that artificial intelligence tools are used within appropriate bounds, we could experience delays, reputational harm, or loss of stakeholder trust, any of which could materially adversely affect our business, financial condition and results of operations.

If we are unable to protect our intellectual property or we infringe, or are alleged to infringe, on another person’s intellectual property, our competitive position and results of operations may be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We depend on information systems and technology in substantially all aspects of our business, including running our manufacturing operations and communicating among our employees, suppliers and customers. Such uses of information systems and technology give rise to cybersecurity risks, including risk of system disruption, security breach, ransomware, theft, espionage and inadvertent release of information. We have a risk-based cybersecurity program, dedicated to protecting our data and information technology systems. These cybersecurity threats and related risks make it imperative that we remain vigilant and apprised of developments in the information security field, and we expend considerable resources on cybersecurity. With Board of Directors oversight, we assess and manage the material risks associated with cybersecurity as part of our risk management process.

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

We rely heavily on our supply chain to deliver our products and services to our customers, and a cybersecurity incident at a supplier, subcontractor or third-party partner could materially adversely affect us. To address this, our vendor management process involves different levels of assessment depending on the services provided by the vendor, the sensitivity of the related information systems and data, and the identity of the provider. It is designed to help identify cybersecurity risks associated with a vendor and work with the vendor to address or mitigate those risks.

While we have experienced threats to our data and systems, to date, we have not experienced a cybersecurity incident that has materially affected our business strategy, results of operations, or financial condition. We have secured cyber insurance to potentially cover certain risks associated with cyber incidents, however, there can be no assurance it will be sufficient to cover any such liability. Therefore, a significant cybersecurity incident may materially affect our business strategy, results of operations and financial condition in the future. For further information regarding cybersecurity risks, see Item 1A, “Risk Factors” in this Annual Report.

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

Item 2. Properties

Our corporate headquarters is located in Southfield, Michigan. As of May 2, 2026, we leased or owned 30 operating facilities. We believe our facilities are in good condition and adequate to meet our current and reasonably anticipated future needs. The following table provides details regarding our significant properties as of May 2, 2026:

Location	Segment(s)	Use	Owned/ Leased	Approximate Square Footage
Lontzen, Belgium	Automotive and Industrial	Manufacturing and Warehousing	Owned	135,500
Dongguan, China	Automotive and Industrial	Manufacturing	Leased	324,000
Shanghai, China	Automotive and Industrial	Manufacturing	Leased	50,000
Suzhou, China	Automotive and Industrial	Manufacturing	Leased	376,000
Cairo, Egypt	Automotive and Industrial	Manufacturing	Leased	330,000
McAllen, Texas	Automotive, Industrial and Interface	Warehousing	Leased	230,000
Mriehel, Malta	Automotive and Industrial	Manufacturing	Leased	383,000
Monterrey, Mexico	Automotive, Industrial and Interface	Manufacturing	Leased	379,000
Santa Catarina Nuevo Léon, Mexico	Automotive	Manufacturing	Leased	158,000
Southfield, Michigan	Other	Corporate Headquarters	Owned	63,000

Item 3. Legal Proceedings

From time to time, we have and may become involved in various litigation matters, including administrative proceedings, regulatory proceedings, environmental matters, and commercial disputes. See Note 12, “Commitments and Contingencies” to the consolidated financial statements in this Annual Report for a description of certain of our pending legal proceedings. The effect and outcome of litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that could harm our business.

Item 4. Mine Safety Disclosures

Not applicable.

Supplementary Item: Information about our Executive Officers

Name	Age	Offices and Positions Held and Length of Service as Officer
Jonathan B. DeGaynor	60	President and Chief Executive Officer of the Company since July 2024; prior thereto, served as President and Chief Executive Officer of Stoneridge, Inc. from 2015 to 2023.
Laura Kowalchik	57

Chief Financial Officer of the Company since October 2024; prior thereto, served as Chief Financial Officer of Communications & Power Industries from 2023 to 2024 and Chief Financial Officer of Dayco Products, LLC from 2019 to 2023.

John T. Erwin	58

Chief Procurement and EHS Officer of the Company since March 2025 and previously Chief Procurement Officer since July 2024; served in several roles at Guardian Industries, most recently as Global Vice President of Strategic Sourcing & Procurement from 2020 to 2021.

Lars Ullrich	55

Senior Vice President, Global Automotive Business of the Company since December 2024; prior thereto, served as Head of Region Americas and Chief Business Officer for Larsen and Toubro Semiconductor Technologies from February 2024 to November 2024 and Senior Vice President at Infineon Technologies Americas from 2019 to 2024.

Kerry A. Vyverberg	57	General Counsel of the Company since June 2022 and previously Vice President Legal Affairs of the Company since February 2021; prior thereto, Of Counsel to the law firm Locke Lord LLP.

All executive officers are elected by the Board of Directors and serve a term of one year or until their successors are duly elected and qualified.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “MEI”. As of June 18, 2026, we had 346 holders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts held by banks, brokers and other nominees.

Dividends

Quarterly cash dividends are at the discretion of our Board of Directors and will depend upon many factors, including our results of operations, liquidity position and compliance with debt covenants.

Issuer Purchases of Equity Securities

In June 2024, the Board of Directors approved a share buyback authorization for the purchase of up to $200.0 million of our outstanding common stock which expired on June 17, 2026 (the “2024 Buyback Authorization”). Purchases under the 2024 Buyback Authorization could have been made on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, or in private transactions. We did not make any purchases under the 2024 Buyback Authorization.

The following table provides information about our purchases of equity securities during the three months ended May 2, 2026:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (in millions)
February 1, 2026 through February 28, 2026	4,815	$7.56	—	$200.0
March 1, 2026 through April 4, 2026	6,586	$7.10	—	$200.0
April 5, 2026 through May 2, 2026	16,139	$6.94	—	$200.0

[1] Represents 27,540 shares of common stock that were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report for certain information relating to our equity compensation plans.

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning May 1, 2021 to May 2, 2026, as compared with that of the Russell 2000 Index, our current peer group (“Fiscal 2026 Peer Group”). We have assumed that dividends have been reinvested and that $100 was invested on May 1, 2021. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

Company/Index	May 1, 2021	April 30, 2022	April 29, 2023	April 27, 2024	May 3, 2025	May 2, 2026
Methode Electronics, Inc.	$100.00	$100.52	$93.67	$28.70	$16.64	$22.18
Russell 2000 Index	100.00	83.13	80.10	92.06	94.21	132.84
Fiscal 2026 Peer Group	100.00	95.84	99.75	124.64	127.53	303.72

The Fiscal 2026 Peer Group aligns with the peer group used by the Compensation Committee of our Board of Directors to benchmark our executive compensation program, and consists of the following fifteen public companies:

Belden Inc.	Franklin Electric Co., Inc.	Modine Manufacturing Company
Benchmark Electronics, Inc.	Gentherm Incorporated	OSI Systems, Inc.
Cooper-Standard Holdings Inc.	Kimball Electronics, Inc.	Rogers Corporation
CTS Corporation	Knowles Corporation	Stoneridge, Inc.
Fabrinet	Littelfuse, Inc.	TTM Technologies, Inc.

The Compensation Committee reviews the peer group annually and from time to time changes the composition of the peer group where changes are appropriate. No changes were made in fiscal 2026.

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

Executive Overview

Our Business

We are a leading global supplier of custom engineered solutions with sales, engineering, and manufacturing locations in North America, Europe, the Middle East, and Asia. We design, engineer, and manufacture mechatronic products for Original Equipment Manufacturers (“OEMs”) and tiered suppliers across mobility, industrial, and commercial markets. Our capabilities include power distribution, including busbars, smart connect systems, battery disconnect units, and integrated circuit boards; as well as user interface components, specialized light-emitting diode (“LED”) lighting solutions, and sensor applications.

Our products are found in the end markets of transportation (including automotive, commercial vehicle, e-bike, aerospace, bus and rail), cloud computing and data center infrastructure, and construction equipment. Our business is managed on a segment basis, with those segments being Automotive, Industrial and Interface. In the fourth quarter of fiscal 2026, we divested our dataMate business and the consumer appliance business is winding down as programs roll-off, both of which are included in our Interface segment. We reported a fourth segment, Medical, through fiscal 2024. For more information regarding the business and products of these segments, see Item 1, “Business” of this Annual Report.

Trends Affecting Our Business

The following trends have significantly affected and may continue to affect our business, financial condition and results of operations. See the risk factors identified under Item 1A, “Risk Factors” of this Annual Report for more information.

Trade Policy/Tariffs

We are exposed to market risk from duties assessed on raw materials, component parts, and finished goods imported into the U.S. Beginning in 2025, the U.S. implemented new tariffs across multiple jurisdictions in which we operate, including broad country-level measures and product-specific tariffs affecting light and commercial vehicles, component parts, steel and aluminum, and other key inputs we source to manufacture our parts. These actions prompted retaliatory measures by certain trading partners and the long-term state of global trade policy remains unsettled.

Given our manufacturing operations across multiple jurisdictions, including Canada, China, Egypt, Europe, and Mexico, the continuation or expansion of tariffs and other trade barriers could increase input costs, pressure margins or affect customer demand. During fiscal 2026, we mitigated these effects through a variety of strategies, including negotiated price adjustments and ongoing cost recovery arrangements with our customers, as well as supply chain optimization initiatives. To the extent similar mitigation efforts are insufficient, new or expanded tariffs could have a material adverse effect on our results of operations, financial position, and cash flows.

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

Electrification

Our business in the future will be affected by the broad trend of electrification. The adoption of EVs has been slower than anticipated, in light of recent U.S. government policy changes, including the termination of certain consumer tax incentives for EV purchases and certain of our customers have announced shifts to their EV strategies. As a result of these changes in EV consumer demand, we may experience production inefficiencies, including underutilized capacity and workforce disruptions, particularly if we are unable to redeploy excess capacity, which could affect our financial condition, results of operations, and cash flows in the future.

Global Supply Chain Disruptions

Although we saw improvements in our supply chain in fiscal 2026, including easing of the worldwide semiconductor supply shortage, new supply chain disruptions may occur in the future. In addition, we have experienced, and may continue to experience, business interruptions, including customer shutdowns and increased material and logistics costs and labor shortages. Changes in government regulations in areas including, but not limited to, trade and tariff regulations as noted above, could also increase our costs.

The US-Israeli strikes in Iran and the Iranian retaliatory strikes in the Middle East have also affected the global economy and given rise to potential global security issues that may adversely affect international business and economic conditions. This conflict in the Middle East may cause additional disruption in the supply chains, including logistics issues and inflationary challenges, which may adversely affect our business and results of operations. Additionally, certain of our customers and suppliers may be negatively affected by these events, which in turn may negatively affect the markets where we do business.

We continue to work closely with suppliers and customers to minimize the potential adverse effects from global supply chain disruptions. However, if we are not able to mitigate any direct or indirect supply chain disruptions, this may have a material adverse effect on our financial condition, results of operations and cash flows.

Consolidated Results of Operations

Our fiscal year ends on the Saturday closest to April 30 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The fiscal year ended May 2, 2026 was a 52-week fiscal year. The fiscal year ended May 3, 2025 was a 53-week fiscal year. The fiscal year ended April 27, 2024 was a 52-week fiscal year. A detailed comparison of our results of operations between fiscal 2025 and fiscal 2024 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2025 Annual Report on Form 10-K filed with the SEC on July 9, 2025.

The table below compares our results of operations between fiscal 2026 and fiscal 2025:

	Fiscal Year Ended
	May 2, 2026	May 3, 2025
(in millions)	(52 Weeks)	(53 Weeks)
Net sales	$1,019.2	$1,048.1
Cost of products sold	817.0	884.7
Gross profit	202.2	163.4
Selling and administrative expenses	170.3	163.9
Amortization of intangibles	23.1	23.4
Interest expense, net	23.3	22.0
Other expense (income), net	(3.8)	4.2
Income tax expense (benefit)	25.0	12.5
Net income (loss)	$(35.7)	$(62.6)

Net sales

Net sales decreased $28.9 million, or 2.8%, to $1,019.2 million in fiscal 2026, compared to $1,048.1 million in fiscal 2025. Foreign currency translation increased sales by $36.3 million. Excluding the effects of foreign currency translation, net sales decreased $65.2 million. The decrease was driven by program roll-offs in the Automotive and Interface segments, partially offset by customer recoveries of $22.5 million in the Automotive segment and higher sales volume in the Industrial segment. Additionally, there was one less week within fiscal 2026 as compared to fiscal 2025.

Cost of products sold

Cost of products sold decreased $67.7 million, or 7.7%, to $817.0 million (80.2% of net sales) in fiscal 2026, compared to $884.7 million (84.4% of net sales) in fiscal 2025. Foreign currency translation increased cost of products sold by $26.3 million. Excluding foreign currency translation, cost of products sold decreased $94.0 million. The decrease was primarily due to lower sales volume and product mix, improved operational efficiencies, including material, scrap, and freight, and lower inventory adjustments. Restructuring and impairment charges included within cost of products sold were $0.8 million in fiscal 2026, compared to $1.1 million in fiscal 2025.

Gross profit margin

Gross profit margin was 19.8% of net sales in fiscal 2026, compared to 15.6% of net sales in fiscal 2025. The increase in gross profit margin was primarily a result of customer recoveries and improved operational efficiencies in fiscal 2026.

Selling and administrative expenses

Selling and administrative expenses increased $6.4 million, or 3.9%, to $170.3 million (16.7% of net sales) in fiscal 2026, compared to $163.9 million (15.6% of net sales) in fiscal 2025. Foreign currency translation increased selling and administrative expenses by $3.1 million. Excluding foreign currency translation, selling and administrative expenses increased $3.3 million. The increase was primarily the result of higher employee compensation costs and restructuring charges, partially offset by lower professional fees.

Restructuring and impairment charges included within selling and administrative expenses were $4.2 million in fiscal 2026, compared to $1.6 million in fiscal 2025. For fiscal 2026, restructuring and asset impairment charges included $1.1 million in asset impairments associated with the relocation of our corporate headquarters. Additionally, there was $2.8 million of expenses incurred for transaction costs and other strategic initiatives.

Professional fees in fiscal 2025 included $9.8 million for consulting and interim executive services provided by AlixPartners.

Amortization of intangibles

Amortization of intangibles decreased $0.3 million, or 1.3%, to $23.1 million in fiscal 2026, compared to $23.4 million in fiscal 2025. The decrease was a result of certain intangible assets being fully amortized in fiscal 2026.

Interest expense, net

Interest expense, net was $23.3 million in fiscal 2026, compared to $22.0 million in fiscal 2025. The increase was primarily due to the unfavorable effects of foreign exchange rates on the euro denominated interest.

Other expense (income), net

Other income, net was $3.8 million in fiscal 2026, compared to other expense, net of $4.2 million in fiscal 2025. In the fourth quarter of fiscal 2026, we divested our dataMate business and recognized a gain on the sale of $11.2 million. Net foreign exchange loss was $7.7 million in fiscal 2026, compared to $5.5 million in fiscal 2025. In addition, other income, net includes non-cash charges for unamortized debt issuance costs which were $0.6 million for fiscal 2026 compared to $1.2 million for fiscal 2025.

Income tax expense (benefit)

Income tax expense was $25.0 million in fiscal 2026, compared to an income tax expense of $12.5 million in fiscal 2025. The effective tax rate in fiscal 2026 differs from the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for deferred tax assets, an unfavorable effect from global intangible low-tax income, and Pillar 2 top-up tax. The effective tax rate in fiscal 2025 differs from the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for deferred tax assets and an unfavorable impact from global intangible low-tax income, partially offset by a decrease in tax reserves.

Net loss

Net loss was $35.7 million in fiscal 2026, compared to $62.6 million in fiscal 2025. The net loss was attributable to the aforementioned items.

Operating Segments

Automotive

	Fiscal Year Ended
	May 2, 2026	May 3, 2025
(in millions)	(52 Weeks)	(53 Weeks)
Net sales
North America	$188.1	$237.1
Europe, the Middle East & Africa (“EMEA”)	246.5	239.5
Asia	33.1	32.3
Net sales	467.7	508.9
Gross profit	$27.8	$4.7
As a percent of net sales	5.9%	0.9%
Income (loss) from operations	$(30.1)	$(47.7)
As a percent of net sales	(6.4)%	(9.4)%

Net sales

Automotive segment net sales decreased $41.2 million, or 8.1%, to $467.7 million in fiscal 2026, compared to $508.9 million in fiscal 2025. Excluding foreign currency translation, net sales decreased $59.3 million. There was one less week within fiscal 2026 as compared to fiscal 2025.

Net sales in North America decreased $49.0 million to $188.1 million in fiscal 2026, compared to $237.1 million in fiscal 2025. The decrease was due to program roll-offs, partially offset by customer recoveries of $22.5 million and new program launches. Net sales in EMEA increased $7.0 million to $246.5 million in fiscal 2026, compared to $239.5 million in fiscal 2025. Excluding foreign currency translation, net sales in EMEA decreased $10.4 million primarily due to lower sales volumes of sensor products. Net sales in Asia increased $0.8 million, or 2.5%, to $33.1 million in fiscal 2026, compared to $32.3 million in fiscal 2025. Excluding foreign currency translation, net sales in Asia increased $0.1 million.

Gross profit

Automotive segment gross profit increased $23.1 million to $27.8 million in fiscal 2026, compared to $4.7 million in fiscal 2025. Gross profit margins increased to 5.9% in fiscal 2026, from 0.9% in fiscal 2025. Excluding the effects of foreign currency translation, gross profit increased $18.9 million. The increase in gross profit was due to customer recoveries of $22.5 million, lower adjustments to inventory, and improved operational efficiencies, which was offset by program roll-offs.

Loss from operations

Automotive segment loss from operations was $30.1 million in fiscal 2026, compared to $47.7 million in fiscal 2025. Excluding the effects of foreign currency translation, loss from operations decreased $15.3 million. The increase was primarily due to higher gross profit and lower selling and administrative expenses.

Industrial

	Fiscal Year Ended
	May 2, 2026	May 3, 2025
(in millions)	(52 Weeks)	(53 Weeks)
Net sales	$524.3	$487.4
Gross profit	$167.4	$144.2
As a percent of net sales	31.9%	29.6%
Income (loss) from operations	$114.6	$90.0
As a percent of net sales	21.9%	18.5%

Net sales

Industrial segment net sales increased $36.9 million, or 7.6%, to $524.3 million in fiscal 2026, compared to $487.4 million in fiscal 2025. Excluding foreign currency translation, net sales increased $18.7 million. The increase was due to higher sales volumes for power distribution products and higher volumes for lighting products in the off-highway market, partially offset by lower sales volumes for lighting products in the commercial vehicle market.

Gross profit

Industrial segment gross profit increased $23.2 million to $167.4 million in fiscal 2026, compared to $144.2 million in fiscal 2025. Gross profit margins increased to 31.9% in fiscal 2026, compared to 29.6% in fiscal 2025. Excluding foreign currency translation, gross profit increased $17.3 million. Gross profit improved due to higher sales volumes and improved operational efficiencies, including material, scrap, and freight.

Income from operations

Industrial segment income from operations increased $24.6 million to $114.6 million in fiscal 2026, compared to $90.0 million in fiscal 2025. The increase was primarily due to higher gross profit and lower selling and administrative expenses.

Interface

	Fiscal Year Ended
	May 2, 2026	May 3, 2025
(in millions)	(52 Weeks)	(53 Weeks)
Net sales	$27.2	$51.8
Gross profit	$6.5	$12.7
As a percent of net sales	23.9%	24.5%
Income (loss) from operations	$5.0	$10.3
As a percent of net sales	18.4%	19.9%

Net sales

Interface segment net sales decreased $24.6 million, or 47.5%, to $27.2 million in fiscal 2026, compared to $51.8 million in fiscal 2025. The decrease in net sales was primarily due to lower sales volumes due from program roll-off as the consumer appliance business winds down. In the fourth quarter of fiscal 2026, we divested our dataMate business.

Gross profit

Interface segment gross profit decreased $6.2 million to $6.5 million in fiscal 2026, compared to $12.7 million in fiscal 2025. Gross profit margin decreased to 23.9% in fiscal 2026, from 24.5% in fiscal 2025. The decrease in gross profit margins was primarily due to lower sales volumes and product mix.

Income from operations

Interface segment income from operations decreased $5.3 million, or 51.5%, to $5.0 million in fiscal 2026, compared to $10.3 million in fiscal 2025. The decrease was primarily due to lower gross profit.

Financial Condition, Liquidity and Capital Resources

Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements and dividends approved by our board. We continue to evaluate opportunities to refine our portfolio and/or geographic footprint. Our primary sources of liquidity are cash flows from operations, existing cash balances and borrowings under our senior secured credit agreement. We believe our liquidity position will be sufficient to fund our existing operations and current commitments for at least the next twelve months. However, our ability to do so depends upon a number of operational and economic factors, many of which are beyond our control. If economic conditions remain affected for longer than we expect due to supply chain disruptions, inflationary pressure or other geopolitical risks, or if we are unable to maintain compliance with our debt covenants, our liquidity position could be severely affected.

Our revolving credit facility matures on October 31, 2027. While we currently intend to refinance or extend our obligations under this revolving credit agreement, there can be no assurance that we will be able to do so on favorable terms. Any refinancing or extension may result in higher interest expense, more restrictive covenants or the requirement to pledge additional collateral. If we are unable to refinance or extend these maturities, or if refinancing is only available on unfavorable terms, our liquidity position could be materially weakened, which could limit our ability to fund operations, execute our business strategy, or meet other obligations as they come due.

At May 2, 2026, we had $139.6 million of cash and cash equivalents, of which $56.6 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the payment of dividends and the repayment of intercompany loans, without creating material additional income tax expense. Subsequent to May 2, 2026, we elected to make a non-mandatory prepayment of $20.0 million on our outstanding borrowings under the Amended Credit Agreement using cash on hand.

Repurchases of Common Stock

On March 31, 2021, as subsequently amended on June 16, 2022, the Board of Directors authorized the purchase of up to $200.0 million of our outstanding common stock through June 14, 2024 (the “2021 Buyback Authorization”). On June 13, 2024, the Board of Directors authorized a new share buyback authorization, commencing on June 17, 2024, for the purchase of up to $200.0 million (the “2024 Buyback Authorization”) of our outstanding common stock through June 17, 2026. Purchases could have been made on the open market, in private transactions or pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. As of May 2, 2026, a total of 3,553,961 shares had been purchased under the 2021 Buyback Authorization at a total cost of $134.6 million since the commencement of that authorization. As of May 2, 2026, $200.0 million remained available under the 2024 Buyback Authorization to repurchase shares. The 2024 Buyback Authorization expired on June 17, 2026.

Amended Credit Agreement

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

On July 7, 2025, the Company entered into a Third Amendment to Second Amended and Restated Credit Agreement (the “Third Amendment”) among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other Lenders party thereto and other parties thereto. Among other things, the Third Amendment (i) reduced the revolving credit commitments from $500 million to $400 million, (ii) eliminated the Company’s option to increase the revolving credit commitments and/or add one or more tranches of term loans under the credit facility from time to time subject to certain limitations and conditions including approval of certain lenders, (iii) amended the consolidated interest coverage ratio covenant for the quarters ending August 2, 2025, November 1, 2025, January 31, 2026 and May 2, 2026 to relax that covenant to some extent for each of those quarters, (iv) amended the consolidated leverage ratio covenant for the quarters ending August 2, 2025, November 1, 2025, January 31, 2026, May 2, 2026 and August 1, 2026 to relax that covenant to some extent for each of those quarters, (v) amended the definition of “Consolidated EBITDA,” to include an add back for a portion of the inventory write-down taken in the fourth quarter of fiscal 2025, (vi) increased the interest rate during the period from July 7, 2025 to the date that financial statements and a compliance certificate are delivered for the fiscal quarter ending October 31, 2026 (such period, the “Third Amendment Period”), (vii) changed the commitment fee payment during the Third Amendment Period, (viii) extended, through the maturity date, the requirement to provide monthly financial statements to the lenders, (ix) restricted or decreased, during the Third Amendment Period, the amount of certain exceptions to covenants restricting liens on, investments by and indebtedness of the Company and its subsidiaries, (x) limited to $2.5 million, in any fiscal quarter during the Third Amendment Period, the general basket exception to a covenant restricting certain restricted payments (including dividends) by the Company and its subsidiaries, while allowing under that general basket exceptions up to an aggregate of $25 million of restricted payments during any other period, (xi) extended, through the maturity date, an “anti-cash hoarding” requirement contained in the Second Amendment such that if we have cash on hand in the U.S. (subject to certain exceptions) of more than $65 million for 10 consecutive business days, we will be required to prepay the indebtedness under the credit facility by the amount of such excess, (xii) eliminated, during the Third Amendment Period, the investment, restricted payment and indebtedness baskets that had allowed for unlimited investments, restricted payments and indebtedness, as applicable, so long as (among other requirements) the Company met certain pro forma consolidated leverage ratio tests and (xiii) waived any default or event of default that may have occurred due to non-compliance with the consolidated interest coverage ratio covenant and the consolidated leverage ratio covenant for the fiscal year ended May 3, 2025 as calculated using the definition of “Consolidated EBITDA” that was in effect before giving effect to the Third Amendment.

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

The Third Amendment was accounted for as a debt modification, which resulted in a non-cash loss of $0.6 million in fiscal 2026 related to the partial write-off of unamortized debt issuance costs as a result of the reduction in the credit facility size. The non-cash loss was recognized in other expense, net in the Company’s consolidated statement of operations. Additionally, the Company incurred debt issuance costs of $1.6 million associated with the Third Amendment which were capitalized and, along with the current unamortized debt issuance costs, are being amortized to interest expense on a straight-line basis over remaining term of the Amended Credit Agreement.

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

As of May 2, 2026, the outstanding balance under the revolving credit facility was $326.4 million, which included $299.4 million (€255.3 million) of euro-denominated borrowings and $27 million of U.S. dollar denominated borrowings. The Amended Credit Agreement contains various representations and warranties, financial covenants (including covenants requiring us to maintain compliance with a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, in each case as of the end of each fiscal quarter of the Company), restrictive and other covenants, and events of default. The covenants in the Amended Credit Agreement include an “anti-cash hoarding” requirement, as discussed above.

For further information about the Amended Credit Agreement, see Note 10, “Debt” to the consolidated financial statements included in this Annual Report. As of May 2, 2026, we were in compliance with all the covenants in the Amended Credit Agreement.

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

Cash Flows

	Fiscal Year Ended
	May 2, 2026	May 3, 2025
(in millions)	(52 Weeks)	(53 Weeks)
Operating activities:
Net loss	$(35.7)	$(62.6)
Non-cash items	67.9	85.3
Changes in operating assets and liabilities	5.8	3.7
Net cash provided (used) by operating activities	38.0	26.4
Net cash provided (used) by investing activities	1.3	(32.9)
Net cash provided (used) by financing activities	(14.2)	(58.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	10.9	7.5
Increase (decrease) in cash and cash equivalents	36.0	(57.9)
Cash and cash equivalents at beginning of the period	103.6	161.5
Cash and cash equivalents at end of the period	$139.6	$103.6

Operating activities

Net cash provided by operating activities increased $11.6 million to $38.0 million in fiscal 2026, compared to $26.4 million in fiscal 2025. The increase was due to higher cash inflows related to changes in operating assets and liabilities and lower net loss adjusted for non-cash items.

Investing activities

Net cash provided by investing activities was $1.3 million in fiscal 2026, compared to net cash used by investing activities of $32.9 million in fiscal 2025. Capital expenditures in fiscal 2026 were $22.4 million, compared to $41.6 million in fiscal 2025. In the fourth quarter of fiscal 2026, we divested the dataMate business and received cash proceeds of $15.2 million. Additionally, we received $5.3 million of cash proceeds from the sale of non-core assets in fiscal 2026 compared to $5.6 million in fiscal 2025.

In fiscal 2025, we received proceeds of $3.1 million from the settlement of a net investment hedge.

Financing activities

Net cash used by financing activities was $14.2 million in fiscal 2026, compared to $58.9 million in fiscal 2025. Cash dividends of $8.3 million were paid in fiscal 2026, compared to $20.4 million in fiscal 2025. In fiscal 2026, there were net repayments of borrowings of $2.7 million, compared to net repayments of borrowings of $30.6 million in fiscal 2025. In fiscal 2026, taxes paid related to net share settlement of equity awards was $1.4 million, compared to $4.3 million in fiscal 2025. In fiscal 2026, debt issuance costs paid were $1.6 million, compared to $1.8 million in fiscal 2025.

In fiscal 2025, cash paid for share repurchases was $1.6 million.

Contractual Obligations

The following table summarizes our significant known contractual cash obligations and commercial commitments as of May 2, 2026:

	Payments Due By Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Finance leases	$0.4	$0.2	$0.1	$0.1	$—
Operating leases	25.0	9.3	10.4	3.5	1.8
Debt (1)	325.0	0.2	324.2	0.6	—
Estimated interest on debt (2)	34.6	23.8	10.8	—	—
Deferred compensation	8.8	8.8	—	—	—
Total	$393.8	$42.3	$345.5	$4.2	$1.8

(1) Assumes the outstanding borrowings under the revolving credit facility will be repaid upon maturity of the credit agreement in October 2027.

(2) Based on interest rates in effect as of May 2, 2026 (including the interest rate swap).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that can affect reported amounts and disclosures in the consolidated financial statements. In preparing our consolidated financial statements, we have made our best estimates and judgments of certain amounts included in the consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Due to the inherent uncertainty involved in developing estimates, actual results in future periods could differ from the original estimates. We believe that of the significant accounting policies described in Note 1, “Description of Business and Summary of Significant Accounting Policies” to the consolidated financial statements in this Annual Report, the following involve a significant level of estimation uncertainty.

Goodwill. Goodwill is tested for impairment during the fourth quarter of each year, or more frequently if events and circumstances indicate goodwill might be impaired. The assessment of impairment may first consider qualitative factors including, but not limited to, the results of prior quantitative tests performed, changes in the carrying amount of the reporting unit, recent and projected financial performance, and macroeconomic and industry conditions. We consider the qualitative factors and weight of the evidence obtained to determine if it is more likely than not that a reporting unit’s fair value is less than the carrying amount.

For the quantitative assessment, we utilize either, or a combination of, the income approach and market approach to estimate the fair value of the reporting unit. The income approach uses a discounted cash flow method, and the market approach uses valuation multiples observed for the reporting unit’s guideline public companies. The most significant inputs in estimating the fair value of a reporting unit under the income approach are (i) earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin, (ii) revenue growth rates, and (iii) the discount rate. Management’s estimates of EBITDA margins and revenue growth rates take into consideration business and market conditions for the countries and markets in which the reporting unit operates. The discount rate is based on a market-participant, risk-adjusted weighted average cost of capital, which considers industry specific rates of return on debt and equity capital for a target industry capital structure, adjusted for risks associated with business size, geography and other factors specific to the reporting unit. Projected EBITDA margins and revenue growth rates, especially in the outer years of a forecast, involve a greater degree of uncertainty. Further, a future change in the discount rate, as a result of a change in economic conditions or otherwise, could result in the carrying values of the reporting units exceeding their respective fair values.

While we believe the assumptions and estimates used to determine the estimated fair values are reasonable, due to the many variables inherent in estimating fair value and the relative size of the goodwill, differences in assumptions could have a material effect on the results of our analysis.

At the beginning of the fourth quarter of fiscal 2026, we performed a quantitative goodwill impairment analysis for our Grakon Industrial and Nordic Lights reporting units. Based on this analysis, we determined that the fair value of both of these reporting units was in excess of their carrying values. The fair value of the Nordic Lights reporting unit exceeded its carrying value by more than 10%, whereas the Grakon Industrial reporting unit exceeded its carrying value by less than 10%. Refer to Note 7, “Goodwill and Intangible Assets”, in our consolidated financial statements for additional information regarding our goodwill and other intangible assets.

Impairment of long-lived assets. We monitor our long-lived and definite-lived intangible assets for impairment indicators on an on-going basis. If an impairment indicator exists, we test the long-lived asset group for recoverability by comparing the undiscounted cash flows expected to be generated from the long-lived asset group to its net carrying value. If the net carrying value of the asset group exceeds the undiscounted cash flows, the asset group is written down to its fair value and an impairment loss is recognized. Even if an impairment charge is not recognized, a reassessment of the useful lives over which depreciation or amortization is being recognized may be appropriate based on our assessment of the recoverability of these assets.

The basis of a recoverability test is our annual budget and long-range plan. This includes a projection of future cash flows based on new products, awarded business, customer commitments, and independent market data, which requires us to make significant assumptions and estimates about the extent and timing of future cash flows and revenue growth rates. The key factors that affect our estimates are (i) future production estimates; (ii) customer preferences and decisions; (iii) product pricing; (iv) manufacturing and material cost estimates; and (v) product life / business retention. These estimates and assumptions are subject to a high degree of uncertainty affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

While we believe the projections of anticipated future cash flows and related assumptions are reasonable, differences in assumptions could have a material effect on the results of our analysis.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by assessing the adequacy of future expected taxable income, including the reversal of existing temporary differences, historical and projected operating results, and the availability of prudent and feasible tax planning strategies. As of May 2, 2026, we had a valuation allowance of $21.1 million. In the event our operating performance improves or deteriorates in a filing jurisdiction or entity, future assessments could conclude a smaller or larger valuation allowance will be needed. Due to the complexity of some of these uncertainties, the ultimate resolution may be materially different from the current estimate.

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

A portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. We use foreign currency forward contracts to provide an economic hedge against balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. The forward contracts have a maturity of less than three months and are not designated as hedging instruments. As of May 2, 2026, the notional value of these outstanding contracts was $154.9 million. These hedges are intended to reduce, but may not entirely eliminate, foreign currency exchange risk. A change in the foreign currency exchange rates on our foreign currency forward contracts will generally be offset against the gain or loss from the re-measurement of the underlying balance sheet exposure.

The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the reporting period. Translation adjustments are not included in determining net (loss) income but are included in accumulated other comprehensive loss within shareholders’ equity on the consolidated balance sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. As of May 2, 2026, the cumulative net currency translation adjustments decreased shareholders’ equity by $10.3 million. As described in Note 8, “Derivative Financial Instruments and Hedging Activities” to our consolidated financial statements included in this Annual Report, in order to manage certain translational exposure to the euro, in the past we entered into cross-currency swaps or designated euro-denominated borrowings as a net investment hedge in our euro-denominated subsidiaries. The effective portion of the gains or losses designated as net investment hedges are recognized within the cumulative translation adjustment component in the consolidated statements of comprehensive income (loss) to offset changes in the value of the net investment in these foreign currency-denominated operations.

Interest rate risk

We are exposed to interest rate risk on borrowings under our Credit Agreement which are based on variable rates. As of May 2, 2026, we had $326.4 million of borrowings under our Credit Agreement. We manage our interest rate exposures through the use of interest rate swaps to effectively convert a portion of our variable-rate debt to a fixed rate. The notional amount of our interest rate swaps was $154.9 million as of May 2, 2026 and it matures on October 31, 2027. Based on borrowings outstanding under our Credit Agreement at May 2, 2026, net of the interest rate swaps, we estimate that a 1% increase in interest rates would result in increased annual interest expense of $1.7 million.

Commodity price risk

We are exposed to commodity price risk primarily on our raw material purchases. These raw materials are not rare or unique to our industry. The cost of copper, resins, and other commodities, such as fuel and energy, has fluctuated in recent years due to changes in global supply and demand. Our gross margins could be affected if these types of costs continue to fluctuate. We actively manage these raw material costs through global sourcing initiatives and price increases on our products where possible. However, in the short-term, further increases in raw material costs can be very difficult to fully offset with price increases because of contractual agreements with our customers, which would unfavorably affect our gross margins.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are filed within this Annual Report under Item 15, “Exhibits, Financial Statement Schedules.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 2, 2026. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s applicable rules and forms. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 2, 2026.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 2, 2026, based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of May 2, 2026.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding our directors and corporate governance matters, including without limitation information regarding our code of conduct and insider trading policies, is incorporated by reference herein to the definitive proxy statement for our 2026 annual meeting under the captions “Proposal One Election of Directors” and “Corporate Governance.” The information required by this item regarding our executive officers appears as a supplementary item following Item 4 under Part I of this Annual Report. The information required by this item regarding compliance with Section 16(a) of the Exchange Act and information regarding our Audit Committee is incorporated by reference herein to the definitive proxy statement for our 2026 annual meeting under the captions “Other Information - Delinquent Section 16(a) Reports” and “Audit Committee Matters,” respectively.

Item 11. Executive Compensation

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2026 annual meeting under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation Tables”, “CEO Pay Ratio”, “Pay for Performance” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2026 annual meeting under the caption “Security Ownership” and “Equity Compensation Plan Information.”

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of May 2, 2026. All outstanding awards relate to our common stock. Shares issued under all of the following plans may be from our treasury, newly issued or both.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,407,798	$—	865,990
Equity compensation plans not approved by security holders	—	—	—
Total	2,407,798	$—	865,990

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2026 annual meeting under the captions “Corporate Governance” and “Transactions with Related Persons.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference herein to the definitive proxy statement for our 2026 annual meeting under the caption “Audit Committee Matters.”

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

10.3

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

10.4

Third Amendment to Second Amended and Restated Credit Agreement, entered into as of July 7, 2025, among Methode Electronics, Inc., each Lender party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other parties thereto (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on July 9, 2025).

10.5	Waiver Letter, dated September 8, 2025, among Methode Electronics, Inc., each Lender party thereto, and Bank of America, N.A., as Administrative Agent.
10.6*	Offer Letter dated June 24, 2024 between Methode Electronics, Inc. and Jon DeGaynor (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 25, 2024).
10.7*	Amended Offer Letter dated July 12, 2024 between Methode Electronics, Inc. and Jon DeGaynor (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report filed on September 5, 2024).
10.8*	Amendment to Offer Letter dated June 24, 2024 between Methode Electronics, Inc. and John DeGaynor (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report filed on March 5, 2025).
10.9*

Offer Letter dated August 27, 2024 between Methode Electronics, Inc. and Laura Kowalchik (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 28, 2024).

10.10*

Amendment to Offer Letter dated August 27, 2024 between Methode Electronics, Inc. and Laura Kowalchik (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report filed on March 5, 2025).

10.11*	Methode Electronics, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 14, 2022).
10.12*

Long-Term Time-Based Award Agreement dated as of September 14, 2022 between the Company and Kerry Vyverberg (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 7, 2023).

10.13*

Long-Term Time-Based Restricted Stock Unit Award Agreement effective as of July 15, 2024 between Methode Electronics, Inc. and Jon DeGaynor (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report filed on September 5, 2024).

10.14*

Restricted Stock Unit Award Agreement effective as of July 15, 2024 between Methode Electronics, Inc. and Jon DeGaynor (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report filed on September 5, 2024).

10.15*

Long-Term Performance-Based Restricted Stock Unit Award Agreement effective as of July 15, 2024 between Methode Electronics, Inc. and Jon DeGaynor (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report filed on September 5, 2024).

10.16*

Long-Term Time-Based Restricted Stock Unit Award Agreement effective as of October 1, 2024 between Methode Electronics, Inc. and Laura Kowalchik (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report filed on December 5, 2024).

10.17*

Restricted Stock Unit Award Agreement effective as of October 1, 2024 between Methode Electronics, Inc. and Laura Kowalchik (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report filed on December 5, 2024).

10.18*

Long-Term Performance-Based Restricted Stock Unit Award Agreement effective as of October 1, 2024 between Methode Electronics, Inc. and Laura Kowalchik (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report filed on December 5, 2024).

10.19*	Form of Fiscal 2025 LTIP Performance-Based Agreement. (Erwin and Ullrich) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2025)
10.20*	Form of Fiscal 2025 LTIP Time-Based Award Agreement. (Erwin and Ullrich) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2025)
10.21*	Form of Sign-on Bonus RSU Agreement. (Erwin and Ullrich) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2025)
10.22*

Form of Time-Based Restricted Stock Unit Award Agreement (2026 LTI Program) – All Executive Officers (2026 LTI Program) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2025)

10.23*

Form of Performance-Based Restricted Stock Unit Award Agreement (2026 LTI Program) – All Executive Officers (2026 LTI Program) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 12, 2025)

10.24*

Change in Control Agreement dated July 15, 2024 between Methode Electronics, Inc. and Jon DeGaynor (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report filed on September 5, 2024).

10.25*

Change in Control Agreement dated October 1, 2024 between Methode Electronics, Inc. and Laura Kowalchik (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report filed on December 5, 2024).

10.26*

Amended and Restated Change in Control Agreement dated December 6, 2023 between Methode Electronics, Inc. and Kerry A. Vyverberg (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on March 7, 2024).

10.27*	Form of Executive Change in Control Agreement (Ullrich and Erwin) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2025)
10.28*

Form of Amendment to Change in Control Agreement (Erwin, Kowalchik, Ullrich and Vyverberg) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2025)

10.29*

Executive Severance and Retention Agreement effective as of July 15, 2024 between Methode Electronics, Inc. and Jon DeGaynor (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report filed on September 5, 2024).

10.30*

Executive Severance and Retention Agreement effective as of October 1, 2024 between Methode Electronics, Inc. and Laura Kowalchik (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report filed on December 5, 2024).

10.31*	Form of Executive Severance and Retention Agreement (Erwin, Ullrich and Vyverberg) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2025)
10.32*

Methode Electronics, Inc. Deferred Compensation Plan, as amended and restated as of November 12, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2020).

10.33*	Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2023).
19	Methode Electronics, Inc. Insider Trading Policy.
21	Subsidiaries of Methode Electronics, Inc.
23	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32**	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.
97	Methode Electronics, Inc. Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 10.7 to the Company's Annual Report filed on July 11, 2024).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: June 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK D. SCHWABERO	Chairman of the Board	June 24, 2026
Mark D. Schwabero

/s/ JONATHAN DEGAYNOR	Chief Executive Officer	June 24, 2026
Jonathan DeGaynor	(Principal Executive Officer)

/s/ LAURA KOWALCHIK	Chief Financial Officer	June 24, 2026
Laura Kowalchik	(Principal Financial Officer)

/s/ STACIE SCHULZ	Chief Accounting Officer	June 24, 2026
Stacie Schulz	(Principal Accounting Officer)

/s/ DAVID P. BLOM	Director	June 24, 2026
David P. Blom

/s/ THERESE M. BOBEK	Director	June 24, 2026
Therese M. Bobek

/s/ BRIAN J. CADWALLADER	Director	June 24, 2026
Brian J. Cadwallader

/s/ BRUCE K. CROWTHER	Director	June 24, 2026
Bruce K. Crowther

/s/ MARY A. LINDSEY	Director	June 24, 2026
Mary A. Lindsey

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Methode Electronics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Methode Electronics, Inc. and subsidiaries (the Company) as of May 2, 2026 and May 3, 2025, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended May 2, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 2, 2026 and May 3, 2025, and the results of its operations and its cash flows for each of the three years in the period ended May 2, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 2, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 24, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment of the Grakon Industrial Reporting Unit

Description of the Matter

At May 2, 2026, the Company’s Grakon Industrial reporting unit had $125.1 million of goodwill, as disclosed in Note 7 to the consolidated financial statements. Goodwill is tested for impairment at least annually or when impairment indicators are present. The Company determined the fair value of its Grakon Industrial reporting unit exceeded the carrying value.

Auditing management’s goodwill impairment assessment of the Grakon Industrial reporting unit was complex and subjective, and required increased audit efforts, including the use of internal valuation specialists. The more subjective assumptions used in the fair value estimate were projected earnings before interest, taxes, depreciation and amortization margin, revenue growth rates, and the discount rate, which are all affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant internal controls over the Company’s goodwill impairment assessment process for the Grakon Industrial reporting unit, including controls over management’s review of the significant assumptions discussed above. We also tested management’s controls over the completeness and accuracy of the underlying data used in the valuation.

To test the estimated fair value of the Grakon Industrial reporting unit, our audit procedures included, among others, assessing methodologies and testing the significant assumptions described above and the underlying data used by the Company in its analysis. For example, we compared significant assumptions to historical performance and other guideline companies within the same industry. We performed a sensitivity analysis of the significant assumptions when necessary to evaluate the change in the fair value of the reporting unit resulting from changes in the assumptions. We also assessed the historical accuracy of management’s forecasting process and involved our valuation specialists to evaluate the model, methods, and certain significant assumptions, such as the discount rate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1966.

Detroit, Michigan

June 24, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Methode Electronics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Methode Electronics, Inc. and subsidiaries’ internal control over financial reporting as of May 2, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Methode Electronics, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 2, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 2, 2026 and May 3, 2025, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended May 2, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated June 24, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Detroit, Michigan

June 24, 2026

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	May 2, 2026	May 3, 2025
ASSETS
Current assets:
Cash and cash equivalents	$139.6	$103.6
Accounts receivable, net	257.3	241.0
Inventories, net	178.7	194.1
Income tax receivable	3.2	4.1
Prepaid expenses and other current assets	21.2	17.1
Total current assets	600.0	559.9
Long-term assets:
Property, plant and equipment, net	209.3	221.6
Goodwill	174.9	172.7
Other intangible assets, net	218.9	238.4
Operating lease right-of-use assets, net	20.5	23.7
Deferred tax assets	39.5	37.8
Pre-production costs	18.2	31.7
Other long-term assets	24.8	20.0
Total long-term assets	706.1	745.9
Total assets	$1,306.1	$1,305.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$134.1	$125.9
Accrued employee liabilities	49.1	32.0
Other accrued liabilities	45.6	50.2
Short-term operating lease liabilities	8.9	7.4
Short-term debt	0.2	0.2
Income tax payable	15.6	17.5
Total current liabilities	253.5	233.2
Long-term liabilities:
Long-term debt	324.8	317.4
Long-term operating lease liabilities	14.8	18.2
Other long-term liabilities	5.8	16.9
Deferred tax liabilities	29.7	26.8
Total long-term liabilities	375.1	379.3
Total liabilities	628.6	612.5
Shareholders' equity:
Common stock, $0.50 par value, 100,000,000 shares authorized, 36,806,583 shares and 37,151,365 shares issued as of May 2, 2026 and May 3, 2025, respectively	18.4	18.6
Additional paid-in capital	200.1	191.8
Accumulated other comprehensive loss	(8.8)	(29.8)
Treasury stock, 1,346,624 shares as of May 2, 2026 and May 3, 2025	(11.5)	(11.5)
Retained earnings	479.3	524.2
Total shareholders' equity	677.5	693.3
Total liabilities and shareholders' equity	$1,306.1	$1,305.8

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Fiscal Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Net sales	$1,019.2	$1,048.1	$1,114.5

Cost of products sold	817.0	884.7	935.7

Gross profit	202.2	163.4	178.8

Selling and administrative expenses	170.3	163.9	160.9
Goodwill impairment	—	—	105.9
Amortization of intangibles	23.1	23.4	24.0

Income (loss) from operations	8.8	(23.9)	(112.0)

Interest expense, net	23.3	22.0	16.7
Other expense (income), net	(3.8)	4.2	(0.6)

Pre-tax income (loss)	(10.7)	(50.1)	(128.1)

Income tax expense (benefit)	25.0	12.5	(4.8)

Net income (loss) attributable to Methode	$(35.7)	$(62.6)	$(123.3)

Income (loss) per share attributable to Methode:
Basic	$(1.01)	$(1.77)	$(3.48)
Diluted	$(1.01)	$(1.77)	$(3.48)

Cash dividends per share	$0.22	$0.56	$0.56

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Fiscal Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Net income (loss)	$(35.7)	$(62.6)	$(123.3)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	17.9	8.3	(16.7)
Derivative financial instruments	3.1	(1.4)	(1.0)
Other comprehensive income (loss)	21.0	6.9	(17.7)
Comprehensive income (loss) attributable to Methode	$(14.7)	$(55.7)	$(141.0)

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of April 29, 2023	37,167,375	$18.6	$181.0	$(19.0)	$(11.5)	$772.7	$941.8
Issuance of restricted stock, net of tax withholding	255,120	0.1	(0.1)	—	—	(3.8)	(3.8)
Cancellation of restricted stock	(144,000)	(0.1)	0.1	—	—	—	—
Stock-based compensation	—	—	2.6	—	—	—	2.6
Purchases of common stock	(627,586)	(0.3)	—	—	—	(13.6)	(13.9)
Other comprehensive income (loss)	—	—	—	(17.7)	—	—	(17.7)
Net income (loss)	—	—	—	—	—	(123.3)	(123.3)
Dividends on common stock	—	—	—	—	—	(19.7)	(19.7)
Balance as of April 27, 2024	36,650,909	18.3	183.6	(36.7)	(11.5)	612.3	766.0
Issuance of restricted stock, net of tax withholding	715,781	0.4	(0.2)	—	—	(4.3)	(4.1)
Cancellation of restricted stock	(79,325)	—	(0.2)	—	—	—	(0.2)
Stock-based compensation	—	—	6.5	—	—	—	6.5
Purchases of common stock	(136,000)	(0.1)	—	—	—	(1.5)	(1.6)
Conversion of cash bonus to RSUs	—	—	2.1	—	—	—	2.1
Other comprehensive income (loss)	—	—	—	6.9	—	—	6.9
Net income (loss)	—	—	—	—	—	(62.6)	(62.6)
Dividends on common stock	—	—	—	—	—	(19.7)	(19.7)
Balance as of May 3, 2025	37,151,365	18.6	191.8	(29.8)	(11.5)	524.2	693.3
Issuance of restricted stock, net of tax withholding	365,567	0.2	(0.2)	—	—	(1.4)	(1.4)
Cancellation of restricted stock	(710,349)	(0.4)	0.4	—	—	—	—
Stock-based compensation	—	—	8.1	—	—	—	8.1
Other comprehensive income (loss)	—	—	—	21.0	—	—	21.0
Net income (loss)	—	—	—	—	—	(35.7)	(35.7)
Dividends on common stock	—	—	—	—	—	(7.8)	(7.8)
Balance as of May 2, 2026	36,806,583	$18.4	$200.1	$(8.8)	$(11.5)	$479.3	$677.5

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Operating activities:
Net income (loss)	$(35.7)	$(62.6)	$(123.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58.8	58.5	57.9
Stock-based compensation expense	8.5	7.4	3.6
Amortization of debt issuance costs	1.6	1.1	0.8
Partial write-off of unamortized debt issuance costs	0.6	1.2	—
(Gain) loss on sale of property, plant and equipment	(0.4)	(0.5)	(1.9)
(Gain) loss on sale of business	(11.2)	—	—
Impairment of long-lived assets	1.2	1.1	2.3
Inventory obsolescence	8.0	20.4	10.4
Goodwill impairment	—	—	105.9
Change in deferred income taxes	1.7	(5.8)	(20.8)
Other	(0.9)	1.9	(0.8)
Changes in operating assets and liabilities:
Accounts receivable, net	(12.3)	22.7	48.0
Inventories, net	7.9	(25.7)	(41.1)
Prepaid expenses and other assets	4.7	17.3	6.9
Accounts payable	7.4	(5.4)	(4.7)
Other liabilities	(1.9)	(5.2)	4.3
Net cash provided (used) by operating activities	38.0	26.4	47.5

Investing activities:
Purchases of property, plant and equipment	(22.4)	(41.6)	(50.2)
Proceeds from redemption of life insurance	3.2	—	10.8
Proceeds from settlement of net investment hedge	—	3.1	0.6
Proceeds from disposition of assets	5.3	5.6	21.3
Proceeds from sale of business	15.2	—	—
Net cash provided (used) by investing activities	1.3	(32.9)	(17.5)

Financing activities:
Taxes paid related to net share settlement of equity awards	(1.4)	(4.3)	(3.8)
Repayments of finance leases	(0.2)	(0.2)	(0.2)
Debt issuance costs	(1.6)	(1.8)	(1.1)
Purchases of common stock	—	(1.6)	(13.7)
Cash dividends	(8.3)	(20.4)	(19.9)
Purchase of redeemable noncontrolling interest	—	—	(10.9)
Proceeds from borrowings	88.5	138.0	237.9
Repayments of borrowings	(91.2)	(168.6)	(207.2)
Net cash provided (used) by financing activities	(14.2)	(58.9)	(18.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	10.9	7.5	(6.6)
Increase (decrease) in cash and cash equivalents	36.0	(57.9)	4.5
Cash and cash equivalents at beginning of the year	103.6	161.5	157.0
Cash and cash equivalents at end of the year	$139.6	$103.6	$161.5

Supplemental cash flow information:
Cash paid during the period for:
Interest	$20.9	$23.4	$17.0
Income taxes, net of refunds	$24.6	$22.3	$15.0

See notes to consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Methode Electronics, Inc. (the “Company” or “Methode”) is a leading global supplier of custom engineered solutions with sales, engineering, and manufacturing locations in North America, Europe, the Middle East, and Asia. The Company designs, engineers, and manufactures mechatronic products for Original Equipment Manufacturers (“OEMs”) and tiered suppliers across mobility, industrial, and commercial markets. The Company’s capabilities include power distribution, including busbars, smart connect systems, battery disconnect units, and integrated circuit boards; as well as user interface components, specialized light-emitting diode (“LED”) lighting solutions, and sensor applications.

The Company’s products are found in the end markets of transportation (including automotive, commercial vehicle, e-bike, aerospace, bus and rail), cloud computing and data center infrastructure, construction equipment and consumer appliance.

Financial reporting periods. The Company’s fiscal year ends on the Saturday closest to April 30 of the following year, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The fiscal year ended May 2, 2026 was a 52-week fiscal year. Fiscal 2025 ended on May 3, 2025 and was a 53-week fiscal year and fiscal 2024 ended on April 27, 2024 and was a 52-week fiscal year.

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

Cash and cash equivalents. Cash and cash equivalents consist of cash and highly liquid investments with a maturity of three months or less. Highly liquid investments include money market funds which are classified within Level 1 of the fair value hierarchy. As of May 2, 2026 and May 3, 2025, the Company had a balance of $0.2 million and $0.2 million, respectively, in money market accounts.

Accounts receivable and allowance for doubtful accounts. Accounts receivable are customer obligations due under normal trade terms and are presented net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the current expected credit loss impairment model. The Company applies a historical loss rate based on historic write-offs to aging categories. The historical loss rate is adjusted for current conditions, and reasonable and supportable forecasts of future losses as necessary. The Company may also record a specific reserve for individual accounts when it becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. The allowance for doubtful accounts balance was $2.7 million and $3.0 million as of May 2, 2026 and May 3, 2025, respectively.

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

For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers. The Company generally does not require collateral, but rather performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current credit worthiness. The following customers accounted for more than 10% of net sales:

	Fiscal Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
Customer A	*	*	14.6%
Customer B	10.9%	*	*

* less than 10%

At May 2, 2026 and May 3, 2025, no customer accounted for greater than 10% of the Company’s accounts receivable.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories. Inventories are stated at the lower-of-cost or net realizable value. Cost is determined using the first-in, first-out method. Finished products and work-in-process inventories include direct material costs, and direct and indirect manufacturing costs. The Company records reserves for inventory that may be obsolete or in excess of current and future market demand. See Note 5, “Inventories” for additional information.

Property, plant and equipment. Property, plant and equipment are recorded at cost less accumulated depreciation, with the exception of assets acquired through acquisitions, which are initially recorded at fair value. Equipment acquired under a finance lease is recorded at the present value of the future minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 40 years for buildings and building improvements, 7 to 15 years for machinery and equipment, and 3 years for computer equipment. Costs of additions and major improvements are capitalized, whereas maintenance and repairs that do not improve or extend the life of the asset are charged to expense as incurred. See Note 6, “Property, Plant and Equipment” for additional information.

Sale of assets and assets held for sale. The Company classifies long-lived assets to be sold as held for sale in the period in which all of the required criteria under Accounting Standards Codification (“ASC”) 360 “Impairment or disposal of long-lived assets” are met. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon determining that a long-lived asset meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets as “Assets held for sale” on the consolidated balance sheets. There were no assets held for sale for the year ended May 2, 2026 and May 3, 2025. See Note 3, “Acquisitions and Dispositions” for additional information.

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

Goodwill. Goodwill is not amortized but is tested for impairment on at least an annual basis as of the beginning of the fourth quarter each year, or more frequently if indicators of potential impairment exists. Goodwill is evaluated at the reporting unit level by comparing the fair value of the reporting unit with its carrying amount including goodwill. An impairment of goodwill exists if the carrying amount of the reporting unit exceeds its fair value. The impairment is the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill allocated to that reporting unit.

In performing the goodwill impairment test, the Company may first assess qualitative factors to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if the Company elects not to perform a qualitative assessment of a reporting unit, the Company then compares the fair value of the reporting unit to the related net book value. See Note 7, “Goodwill and Other Intangible Assets” for additional information regarding the Company’s goodwill impairment assessment for fiscal 2026.

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-production costs related to long-term supply arrangements. The Company incurs pre-production tooling costs related to products produced for its customers under long-term supply arrangements. Engineering, testing, and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable by the customer. As of May 2, 2026 and May 3, 2025, the Company had $18.2 million and $31.7 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling.

Costs for molds, dies and other tools used in products produced for its customers under long-term supply arrangements for which the Company has title are capitalized in property, plant and equipment and depreciated over the shorter of the life of the arrangement or over the estimated useful life of the assets. Company owned tooling was $9.6 million and $12.9 million as of May 2, 2026 and May 3, 2025, respectively.

Leases. The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company estimates the incremental borrowing rate to discount the lease payments based on information available at lease commencement. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company utilizes certain practical expedients, including the election not to reassess its prior conclusions about lease identification, lease classification, and initial direct costs, as well as the election not to separate lease and non-lease components for arrangements where the Company is a lessee. The Company elects to recognize a right-of-use asset and related lease liability for leases with a lease term of 12 months or less for all classes of underlying assets. Lease expense is recognized on a straight-line basis over the lease term. See Note 16, “Leases” for additional information.

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

Income taxes. Income taxes are calculated using the asset and liability method, under which deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income. In determining whether an uncertain tax position exists, the Company determines, based solely on its technical merits, whether the tax position is more likely than not to be sustained upon examination, and if so, a tax benefit is measured on a cumulative probability basis that is more likely than not to be realized upon the ultimate settlement. In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities. The Company has made an accounting policy election to reflect the effect of global intangible low-tax income (“GILTI”) taxes, if any, as a current period tax expense when incurred. See Note 11, “Income Taxes” for additional information.

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

The Company’s performance obligations are typically short-term in nature. As a result, the Company has elected the practical expedient that provides an exemption from the disclosure requirements regarding information about remaining performance obligations on contracts that have original expected durations of one year or less. See Note 2, “Revenue” for additional information.

Shipping and handling fees and costs. Shipping and handling fees billed to customers are included in net sales, and the related costs are included in selling and administrative expenses.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring expense. Restructuring expense includes costs directly associated with exit or disposal activities. Such costs include employee severance and termination benefits, asset impairment charges, contract termination fees, and other exit or disposal costs. Employee termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable. Asset impairment charges relate to the impairment of ROU lease assets, and property, plant and equipment. Contract termination costs are recorded when notification of termination is given to the other party. See Note 4, “Restructuring and Asset Impairment Charges” for additional information.

Foreign currency translation. The functional currencies of the majority of the Company’s foreign subsidiaries are their local currencies. The results of operations of these foreign subsidiaries are translated into U.S. dollars using average monthly rates, while the assets and liabilities are translated using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) (“AOCI(L)”). Gains and losses arising from transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions, are included in the consolidated statements of operations in other expense (income), net. Net foreign exchange losses were $7.7 million, $5.5 million and $2.2 million in fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

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

Government grants are recorded in the consolidated financial statements in accordance with their purpose as a reduction of expenses, a reduction of asset costs, or other income. Incentives related to specific operating activities are offset against the related expense in the period the expense is incurred. The Company recorded $0.7 million, $2.2 million and $0.5 million of government grants as other income, net in fiscal 2026, fiscal 2025, and fiscal 2024, respectively. The Company recorded $0.1 million, $0.1 million and $0.3 million of government grants as a reduction of cost of goods sold and selling and administrative expense in fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

Some government grants are paid over a period of years and are recorded at amortized cost on the consolidated balance sheets. As of May 2, 2026 and May 3, 2025, grant receivables outstanding were $9.1 million and $13.6 million, respectively. The short-term and long-term portion of grant receivables are recorded on the consolidated balance sheets within accounts receivable, net and other long-term assets, respectively.

Research and development costs. Costs associated with the enhancement of existing products and the development of new products are charged to expense when incurred. Research and development expenses primarily relate to product engineering, and design and development expenses and are classified as a component of cost of goods sold on the consolidated statements of operations. Research and development costs were $37.5 million, $41.8 million and $49.1 million for fiscal 2026, fiscal 2025 and fiscal 2024, respectively.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU No. 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The Company adopted this ASU on May 2, 2026. See to Note 11, “Income Taxes” for the new required disclosures.

New Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures.” ASU 2024-03 requires public entities to disclose more detailed information about certain costs and expenses presented in the income statement, including inventory purchases, employee compensation, selling expenses and depreciation. ASU 2024-03 will become effective for the Company’s annual periods beginning in fiscal 2028. Early adoption is permitted. The Company is currently evaluating the effect of this ASU on its financial statement disclosures.

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements”. The amendments clarify and enhance certain aspects of the hedge accounting guidance in ASC Topic 815. ASU No. 2025-09 will become effective for the Company’s annual periods beginning in fiscal 2028. The Company is currently evaluating the effects of this ASU on its financial statements and disclosures.

There have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material effect on the Company’s consolidated financial statements. Further, at May 2, 2026, there are no other pronouncements pending adoption that are expected to have a material effect on the Company’s consolidated financial statements.

Note 2. Revenue

The Company generates revenue from manufacturing products for its customers in diversified global markets under multi-year programs. Typically, these programs do not contain a firm commitment by the customer for volume or price and do not reach the level of a performance obligation until the Company receives either a purchase order and/or a materials release from the customer for a specific quantity at a specified price, at which point an enforceable contract exists. Contracts may also provide for annual price reductions over the production life of a program, and prices may be adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors.

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

Revenue associated with products which the Company believes have no alternative use (such as highly customized parts), and where the Company has an enforceable right to payment, are recognized on an over time basis. Revenue is recognized based on progress to date, which is typically even over the production process through transfer of control to the customer. For fiscal 2026, fiscal 2025, and fiscal 2024, revenue recognized over time was $9.2 million, $10.7 million, and $14.8 million respectively.

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

Contract balances

The Company receives payment from customers based on the contractual billing schedule and specific performance requirements established in the contract. Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when an entity has received consideration, or the amount is due from the customer in advance of revenue recognition. Contract assets and contract liabilities are recognized in other current assets and other accrued liabilities, respectively, in the consolidated balance sheets and were immaterial as of May 2, 2026 and May 3, 2025.

Disaggregated revenue information

The following table shows disaggregated revenue from contracts with customers by segment and geographical location. Net sales are attributed to regions based on the location of production. Though revenue recognition patterns and contracts are generally consistent, the amount, timing and uncertainty of revenue and cash flows may vary in each reportable segment due to geographic and economic factors.

	Fiscal Year Ended May 2, 2026 (52 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$188.1	$184.2	$27.2	$—	$399.5
Europe, the Middle East & Africa ("EMEA")	246.5	211.1	—	—	457.6
Asia	33.1	129.0	—	—	162.1
Total net sales	$467.7	$524.3	$27.2	$—	$1,019.2

	Fiscal Year Ended May 3, 2025 (53 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$237.1	$179.3	$51.8	$—	$468.2
EMEA	239.5	177.8	—	—	417.3
Asia	32.3	130.3	—	—	162.6
Total net sales	$508.9	$487.4	$51.8	$—	$1,048.1

	Fiscal Year Ended April 27, 2024 (52 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Total
Geographic net sales:
North America	$265.6	$186.2	$53.8	$2.3	$507.9
EMEA	216.2	174.2	—	—	390.4
Asia	116.4	99.7	—	0.1	216.2
Total net sales	$598.2	$460.1	$53.8	$2.4	$1,114.5

Commercial Agreements

During the fiscal year ended May 2, 2026, the Company was engaged in commercial negotiations with certain customers for performance obligations completed in the ordinary course of business. After year-end, and prior to the issuance of these consolidated financial statements, the Company executed final settlement agreements with these customers resolving measurement uncertainty that existed at the balance sheet date. Under the terms of the agreements, the transaction price was allocated between past and future

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

performance obligations. Accordingly, the Company adjusted the contract transaction price to reflect the finalized terms resulting in the recognition of $22.5 million in revenue for the fiscal year ended May 2, 2026, and $11.0 million in accounts receivable and $13.3 million in notes receivable as of May 2, 2026. The remaining $1.7 million has been recorded as a contract liability (deferred revenue), $0.2 million within other current liabilities and $1.5 million in other long-term liabilities as of May 2, 2026, which will be recognized as revenue in future periods as those remaining performance obligations are satisfied.

Note 3. Acquisitions and Dispositions

Dispositions

In the fourth quarter of fiscal 2026, the Company entered into and closed on an asset purchase agreement with a third-party pursuant to which the Company sold substantially all of the assets of its dataMate business (the “Transaction”). The aggregate consideration for the Transaction consists of a purchase price of $16.4 million, subject to customary working capital adjustments, and the Company recorded a gain on the sale of $11.2 million which was included in other expense (income), net on the Company’s consolidated statements of operations in the fourth quarter of fiscal 2026. The Company recorded transaction costs of $1.4 million which was included in selling and administrative expenses on the Company’s consolidated statements of operations in the fiscal year ended May 2, 2026. The sale of the dataMate business does not qualify as a discontinued operations as it does not represent a strategic shift that would have a major effect on the Company’s operations or financial results.

On April 30, 2026, the Company sold one of its locations to a third party pursuant to a purchase and sale agreement for a purchase price of $4.7 million. The Company recognized a gain on the transaction of $1.0 million in the fourth quarter of fiscal 2026, which was included in other expense (income), net on the consolidated statements of operations.

On the July 14, 2025, the Company sold a warehouse to a third party pursuant to a purchase and sale agreement for a purchase price of $1.3 million. The Company recognized a gain on the transaction of $0.5 million in the first quarter of fiscal 2026, which was included in other expense (income), net on the consolidated statements of operations.

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

In fiscal 2024, the Company sold the company aircraft for a sales price of $19.4 million, generating a gain on sale of $2.4 million. The gain on sale was included in other expense (income), net on the consolidated statements of operations.

Note 4. Restructuring and Asset Impairment Charges

Restructuring and impairment charges includes costs related to restructuring actions taken by the Company as well as long-lived asset impairments.

The Company continually monitors market factors and industry trends and takes restructuring actions to reduce overall costs and improve operational profitability as appropriate. Restructuring actions generally result in charges for employee termination benefits, plant closures, asset impairments, and/or contract termination costs.

Components of restructuring and asset impairment charges were as follows:

	Fiscal Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
(in millions)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Employee termination benefits	$3.8	$1.6	$1.3
Asset impairment charges	1.2	1.1	2.4
Total	$5.0	$2.7	$3.7

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents restructuring and asset impairment charges by reportable segment:

	Fiscal Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
(in millions)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Automotive	$1.8	$0.9	$0.7
Industrial	0.4	0.8	0.7
Interface	—	—	0.1
Medical	—	—	1.1
Eliminations/Corporate	2.8	1.0	1.1
Total	$5.0	$2.7	$3.7
Recognized in:
Cost of products sold	$0.8	$1.1	$1.7
Selling and administrative expenses	4.2	1.6	2.0
	$5.0	$2.7	$3.7

The Company’s restructuring liability was $1.0 million and $0.7 million as of May 2, 2026 and May 3, 2025, respectively. Estimates of restructuring costs are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring costs, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals. The Company may take additional restructuring actions in future periods based upon market conditions and industry trends.

In fiscal 2026, the Company entered into a sublease agreement to exit its corporate headquarters in Chicago, Illinois, resulting in a $0.5 million impairment charge associated with certain leasehold improvements and a $0.6 million impairment charge on the corresponding right of use operating lease asset; see Note 16, “Leases” for additional information.

Note 5. Inventories

A summary of inventories, net is shown below:

(in millions)	May 2, 2026	May 3, 2025
Finished products	$52.9	$44.3
Work-in-process	22.9	20.7
Raw materials	129.8	158.0
Gross inventories	205.6	223.0
Inventory reserves	(26.9)	(28.9)
Total inventories, net	$178.7	$194.1

Note 6. Property, Plant and Equipment

A summary of property, plant and equipment, net is shown below:

(in millions)	May 2, 2026	May 3, 2025
Land	$2.6	$3.3
Buildings and building improvements	101.9	104.6
Machinery and equipment	453.8	424.2
Construction in progress	35.5	47.9
Total property, plant and equipment, gross	593.8	580.0
Less: accumulated depreciation	(384.5)	(358.4)
Property, plant and equipment, net	$209.3	$221.6

Depreciation expense was $35.7 million, $35.1 million, and $33.9 million in fiscal 2026, fiscal 2025 and fiscal 2024, respectively. As of May 2, 2026, May 3, 2025 and April 27, 2024, capital expenditures recorded in accounts payable totaled $1.3 million, $3.3 million, and $6.1 million, respectively.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Goodwill and Other Intangible Assets

Goodwill

A summary of the changes in goodwill by reportable segment is as follows:

(in millions)	Automotive	Industrial	Total
Balance as of April 29, 2023	$106.2	$195.7	$301.9
Acquisition	—	(24.3)	(24.3)
Impairment	(105.9)	—	(105.9)
Foreign currency translation	(0.3)	(1.5)	(1.8)
Gross balance	105.9	169.9	275.8
Accumulated impairment	(105.9)	—	(105.9)
Balance as of April 27, 2024	—	169.9	169.9
Foreign currency translation	—	2.8	2.8
Gross balance	105.9	172.7	278.6
Accumulated impairment	(105.9)	—	(105.9)
Balance as of May 3, 2025	—	172.7	172.7
Foreign currency translation	—	2.2	2.2
Gross balance	105.9	174.9	280.8
Accumulated impairment	(105.9)	—	(105.9)
Balance as of May 2, 2026	$—	$174.9	$174.9

A summary of goodwill by reporting unit is as follows:

(in millions)	May 2, 2026	May 3, 2025
Grakon Industrial	$125.1	$124.7
Nordic Lights	48.2	46.4
Other	1.6	1.6
Total	$174.9	$172.7

Fiscal 2026 Impairment Assessment

At the beginning of the fourth quarter of fiscal 2026, the annual goodwill impairment assessment was completed. Based upon the results of the analyses, the estimated fair value of all reporting units with goodwill exceeded their carrying values. Refer to Note 8, “Derivative Financial Instruments and Fair Value” for further discussion of the valuation methodologies and related inputs, which are Company-specific, as observable inputs are not available (level 3).

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

Fiscal 2024 Impairment Assessment

October 28, 2023 interim goodwill impairment assessment

During the three months ended October 28, 2023, the Company identified an impairment triggering event associated with a sustained decrease in the Company’s publicly quoted share price, market capitalization, and lower than expected operating results. These factors suggested that the fair value of one or more of the Company’s reporting units may have fallen below their carrying amounts, and accordingly the Company performed a quantitative assessment. The reporting units that were quantitatively assessed were North American Automotive (“NAA”) and European Automotive (“EA”).

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other intangible assets, net

Details of identifiable intangible assets are shown below:

	May 2, 2026
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$315.6	$(120.2)	$195.4	13.2
Trade names, patents and technology licenses	77.4	(55.7)	21.7	5.9
Total amortized intangible assets	393.0	(175.9)	217.1
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$394.8	$(175.9)	$218.9

	May 3, 2025
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$311.8	$(102.3)	$209.5	14.0
Trade names, patents and technology licenses	76.5	(49.4)	27.1	6.4
Total amortized intangible assets	388.3	(151.7)	236.6
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$390.1	$(151.7)	$238.4

For the annual impairment test performed in the fourth quarter of 2026, the estimated fair value of the indefinite-lived trade name intangible asset exceeded its carrying value.

Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal Year:
2027	$22.4
2028	20.2
2029	19.0
2030	17.9
2031	17.5
Thereafter	120.1
Total	$217.1

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Derivative Financial Instruments and Fair Value

The Company is exposed to various market risks including, but not limited to, foreign currency exchange rates and market interest rates. The Company strives to control its exposure to these risks through our normal operating activities and, where appropriate, through the use of derivative financial instruments. Derivative financial instruments are measured at fair value on a recurring basis using various pricing models that incorporate observable market parameters, such as interest rate yield curves and foreign currency rates, and are classified as Level 2 within the fair value hierarchy.

For a designated cash flow hedge, the effective portion of the change in the fair value of the derivative financial instrument is recorded in AOCI(L) in the consolidated balance sheets. When the underlying hedged transaction is realized, the gain or loss previously included in AOCI(L) is recorded in earnings and reflected in the consolidated statements of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. The gain or loss associated with changes in the fair value of derivatives not designated as hedges are recorded immediately in the consolidated statements of operations on the same line as the associated risk. For a designated net investment hedge, the effective portion of the change in the fair value of the derivative financial instrument is recorded as a cumulative translation adjustment in AOCI(L) in the consolidated balance sheets.

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

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter, under the spot-to-spot method. The Company recognizes the changes in fair value of the derivative, which represents the interest rate differential of the cross-currency swap, through interest expense. In fiscal 2025 and fiscal 2024, the Company recorded gains of $0.7 million and $0.7 million, respectively, in interest expense, net in the consolidated statements of operations.

During fiscal 2025, the Company had €275.0 million of long-term borrowings under its Amended Credit Agreement which was designated as a net investment hedge of the foreign currency exposure of its investment in its euro-denominated subsidiaries. On December 18, 2024, the Company de-designated the euro-denominated borrowings as a net investment hedge. As of the date of de-designation, the cumulative gain, net of tax, of $9.0 million remained recorded in accumulated other comprehensive loss (“AOCI(L)”) and will continue to be reclassified only upon a substantial liquidation of the Company’s investment in its euro-denominated subsidiaries. Due to changes in the value of the euro-denominated long-term borrowings designated as a net investment hedge, in fiscal 2025 (through the date of de-designation), a gain, net of tax, of $4.8 million was recognized within the currency translation component of other comprehensive loss.

As of August 2, 2025, the Company designated €55.0 million of long-term borrowings under its revolving credit facility (see Note 10, “Debt”) as a net investment hedge of the foreign currency exposure of its investment in its euro-denominated subsidiaries. Due to changes in the value of the euro-denominated borrowings while designated, the Company recognized gains, net of tax, of $0.8 million in fiscal 2026 within the currency translation component of other comprehensive loss.

Interest rate swaps

The Company utilizes interest rate swaps to limit its exposure to market fluctuations on its variable-rate borrowings. The interest rate swaps effectively convert a portion of the Company’s variable rate borrowings to a fixed rate based upon a determined notional amount. The Company has an interest rate swap maturing on October 31, 2027, with a notional value of $154.9 million (€132.0 million) and had two interest rate swaps that matured on August 31, 2023, with a notional value of $100.0 million. The interest rate swaps are designated as cash flow hedges.

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter. The effective portion of the periodic changes in fair value is recognized in AOCI(L). Subsequently, the accumulated gains and losses recorded in AOCI(L) are reclassified to income in the period during which the hedged cash flow affects earnings, which are expected to be immaterial over the next 12 months. No ineffectiveness was recognized in fiscal 2026, fiscal 2025, or fiscal 2024.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives not designated as hedges

The Company uses short-term foreign currency forward contracts to reduce the volatility on earnings that exchange rate fluctuations have on non-functional currency balance sheet exposures. These forward contracts are not designated as hedging instruments. Gains and losses on these forward contracts are recognized in other expense (income), net, along with the foreign currency gains and losses on monetary assets and liabilities in the consolidated statements of operations.

As of May 2, 2026 and May 3, 2025, the Company held foreign currency forward contracts with a notional value of $126.3 million and $107.2 million, respectively. In fiscal 2026, fiscal 2025, and fiscal 2024, the Company recognized a gain of $2.7 million, a gain of $1.7 million, and a loss of $4.1 million, respectively, related to foreign currency forward contracts included in other expense (income), net on the consolidated statements of operations.

Effect of derivative instruments on comprehensive income (loss)

The pre-tax effects of derivative financial instruments recorded in other comprehensive income (loss) were as follows:

	Fiscal Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
(in millions)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Cross-currency swap	$—	$1.8	$2.4
Interest rate swaps	4.0	(3.6)	(3.7)
Total	$4.0	$(1.8)	$(1.3)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Asset and Liability Instruments

The carrying value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term and long-term debt approximates fair value.

Fair value of derivative instruments on the balance sheet

The fair value of derivative instruments are classified as Level 2 within the fair value hierarchy and are recorded in the consolidated balance sheets as follows:

		Asset/(Liability)
(in millions)	Financial Statement Caption	May 2, 2026	May 3, 2025
Derivatives designated as hedging instruments:
Interest rate swaps	Other long-term liabilities	$(1.8)	$(5.7)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.1	$0.7

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets may be measured at fair value on a nonrecurring basis. These assets include long-lived assets and intangible assets, which may be written down to fair value as a result of impairment.

Goodwill and Indefinite-Lived Intangible Assets

The basis of the goodwill impairment analysis is the Company’s current forecast, and its annual budget and long-range plan. This includes a projection of future cash flows, which requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows and revenue growth rates. These represent Company-specific inputs and assumptions about the use of the assets, as observable inputs are not available (level 3). These estimates and assumptions are subject to a high degree of uncertainty. Due to the many variables inherent in estimating fair value and the relative size of the goodwill balance, differences in assumptions could have a material effect on the results of the analysis.

In the goodwill impairment analysis, for reporting units with goodwill tested using a quantitative approach, fair values are estimated using a combination of the income approach and market approach. The Company applies a 50% weighting to the income approach and a 50% weighting to the market approach. The most significant inputs in estimating the fair value of the Company’s reporting units under the income approach are (i) projected earnings before interest, taxes, depreciation and amortization margin, (ii) the revenue growth rate, and (iii) the discount rate, which is risk-adjusted based on the aforementioned inputs. See Note 7, “Goodwill and Other Intangible Assets”, for additional information on the goodwill and indefinite-lived intangible asset impairments.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Retirement Benefits

Defined contribution plans

The Company has a defined contribution plan covering substantially all U.S. employees to which it makes contributions equal to 3% of eligible compensation. In addition, certain of the Company’s foreign subsidiaries also have defined contribution savings plans. Company contributions to these plans were $1.4 million, $1.5 million and $1.5 million in fiscal 2026, fiscal 2025 and fiscal 2024, respectively.

Non-qualified deferred compensation plan

The Company previously maintained a non-qualified deferred compensation plan (“NQDC Plan”) for certain eligible employees and members of the Board of Directors. Under the NQDC Plan, employees could have elected to defer up to 75% of their annual base salary and 100% of their annual cash incentive compensation, with an aggregate minimum deferral of $3,000. Directors could have deferred all or a portion of their annual directors’ fees or annual stock awards. The minimum period of deferral was three years. Participants were immediately 100% vested. The Company did not make any contributions to the NQDC Plan. During the third quarter of fiscal year 2026, the Company terminated its deferred compensation plan and it is expected to be fully liquidated by January 2027.

The deferred compensation liability for the NDQC Plan was $8.8 million and $9.7 million as of May 2, 2026 and May 3, 2025, respectively. The Company has purchased life insurance policies on certain employees, which are held in a Rabbi trust, to offset these unsecured obligations. These life insurance policies are recorded at their cash surrender value of $7.4 million and $9.3 million as of May 2, 2026 and May 3, 2025, respectively. As of May 2, 2026 and May 3, 2025, the amounts are included in other current assets and long-term assets in the consolidated balance sheets, respectively. The cash surrender value of the life insurance policies approximates fair value and is classified within Level 2 of the fair value hierarchy.

The Company also owned and was the beneficiary of a number of life insurance policies on the lives of former key executives that were unrestricted as to use. These life insurance policies, which were recorded at their cash surrender value, were redeemed for $10.8 million in fiscal 2024.

Note 10. Debt

A summary of debt is shown below:

(in millions)	May 2, 2026	May 3, 2025
Revolving credit facility	$326.4	$319.4
Other debt	1.1	1.3
Unamortized debt issuance costs	(2.5)	(3.1)
Total debt	325.0	317.6
Less: current maturities	(0.2)	(0.2)
Total long-term debt	$324.8	$317.4

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

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of August 2, 2025, the Company was not in compliance with a covenant restricting certain restricted payments (including dividends) by us and our subsidiaries contained in the Credit Agreement (as amended by the First Amendment, the Second Amendment and the Third Amendment) for the quarter ended August 2, 2025. On September 8, 2025, the Company entered into a Waiver Letter (the “Waiver Letter”) with Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto. Among other things, the Waiver Letter (i) acknowledged that an event of default under the Credit Agreement (as amended by the First Amendment, the Second Amendment and the Third Amendment) occurred as the result of us making approximately $2.8 million of restricted payments during the quarter ended August 2, 2025, which was in excess of the $2.5 million general basket exception to a covenant restricting certain restricted payments (including dividends) by us and our subsidiaries during the quarter ended August 2, 2025, (ii) reduced, for the quarter ending November 1, 2025, the general basket exception to a covenant restricting certain restricted payments (including dividends) by us and our subsidiaries by the amount of excess restricted payments made during the quarter ended August 2, 2025 (which change reduced such basket exception from $2.5 million to approximately $2.2 million for the quarter ending November 1, 2025), and (iii) waived the acknowledged event of default.

The Credit Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment and the Waiver Letter, is referred to herein as the “Amended Credit Agreement.”

The Amended Credit Agreement provides for a secured multicurrency revolving credit facility of $400 million. The Amended Credit Agreement matures on October 31, 2027.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of May 2, 2026, the outstanding balance under the revolving credit facility was $326.4 million, which included $299.4 million (€255.3 million) of euro-denominated borrowings and $27.0 million of U.S. dollar denominated borrowings.

The Second Amendment was accounted for as a debt modification, which resulted in a non-cash loss of $1.2 million in fiscal 2025 related to the partial write-off of unamortized debt issuance costs as a result of the reduction in the credit facility size. The non-cash loss was recognized in other expense (income), net in the Company’s consolidated statement of operations. Additionally, the Company incurred debt issuance costs of approximately $1.8 million associated with the Second Amendment which were capitalized and, along with the current unamortized debt issuance costs, are being amortized to interest expense on a straight-line basis over remaining term of the Amended Credit Agreement.

The Third Amendment was accounted for as a debt modification, which resulted in a non-cash loss of $0.6 million in fiscal 2026 related to the partial write-off of unamortized debt issuance costs as a result of the reduction in the credit facility size. The non-cash loss was recognized in other expense (income), net in the Company’s condensed consolidated statement of operations. Additionally, the Company incurred debt issuance costs of $1.6 million associated with the Third Amendment which were capitalized and, along with the current unamortized debt issuance costs, are being amortized to interest expense on a straight-line basis over remaining term of the Amended Credit Agreement.

The weighted-average interest rate on outstanding U.S. dollar and euro-denominated borrowings under the revolving credit facility was approximately 7.2% and 5.5%, respectively, as of May 2, 2026.

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

As of May 2, 2026, the Company was in compliance with all the covenants in the Amended Credit Agreement. The fair value of borrowings under the Amended Credit Agreement approximates book value because the interest rate is variable.

Subsequent to May 2, 2026, the Company elected to make a non-mandatory prepayment $20.0 million on outstanding borrowings under the Amended Credit Agreement using cash on hand. Following the prepayment, outstanding borrowings under the revolving credit facility were approximately $306.4 million.

Other debt

One of the Company’s European subsidiaries has debt that consists of one note with a maturity in 2031. The weighted-average interest rate was approximately 1.8% as of May 2, 2026 and $0.2 million of the debt was classified as short-term. The fair value of other debt was $1.1 million at May 2, 2026 and was based on Level 2 inputs on a non-recurring basis.

Scheduled maturities

As of May 2, 2026, scheduled principal payments of debt are as follows:

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)
Fiscal Year:
2027	$0.2
2028	324.0
2029	0.2
2030	0.3
2031	0.3
Thereafter	—
Total	$325.0

Note 11. Income Taxes

Income tax provision

The U.S. and foreign components of pre-tax income (loss) and income tax expense (benefit) are as follows:

	Fiscal Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
(in millions)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Pre-tax income (loss):
U.S.	$(90.7)	$(118.3)	$(199.4)
Foreign	80.0	68.2	71.3
Total pre-tax income (loss)	$(10.7)	$(50.1)	$(128.1)
Income tax expense (benefit):
Current:
U.S. (federal and state)	$1.8	$(4.0)	$0.1
Foreign	21.9	22.0	16.6
Total current expense	23.7	18.0	16.7
Deferred:
U.S. (federal and state)	0.3	(0.9)	(17.9)
Foreign	1.0	(4.6)	(3.6)
Total deferred benefit	1.3	(5.5)	(21.5)
Total income tax expense (benefit)	$25.0	$12.5	$(4.8)

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective May 4, 2025, the Company adopted ASU 2023-09, "Improvements to Income Tax Disclosures," on a prospective basis. In accordance with the categories required by the update, the reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate of 21% and the consolidated provision for income taxes is shown below:

	Fiscal Year Ended
	May 2, 2026
(in millions)	Amount	Percent
Benefit for income taxes at U.S. federal statutory income tax rate	$(2.3)	21.0%
Domestic federal tax effects
Effect of cross-border tax laws
Global intangible low-taxed income, net of foreign tax credit	17.7	(164.9)
Other effect of cross-border tax laws	1.4	(12.9)
Nontaxable or nondeductible items
Compensation and benefits	1.5	(13.7)
Changes in valuation allowances	(1.4)	13.9
Domestic state and local income taxes, net of federal tax effect[1]	1.2	(11.3)
Foreign tax effects
Belgium
Alternative minimum tax	1.2	(11.5)
Other	0.2	(1.9)
China
Withholding taxes	1.2	(11.5)
Unremitted earnings of foreign subsidiaries	2.9	(27.5)
Other	1.2	(10.6)
Egypt
Foreign tax rate differential	(5.5)	51.2
Finland
Alternative minimum tax	1.5	(14.4)
Other	(0.1)	1.2
Malta
Foreign tax rate differential	(3.2)	29.8
Nondeductible interest	4.7	(44.1)
Other credits	(1.5)	13.8
Mexico	2.1	(19.7)
Other jurisdictions	2.2	(19.6)
Consolidated provision for income taxes	$25.0	(232.7)%
(1) Illinois, Michigan, and Oklahoma contribute to the majority of this tax effect.

The effective tax rate for fiscal 2026 differs from the U.S. federal statutory tax rate of 21% primarily due to an unfavorable effect of U.S. tax on foreign income of $17.7 million, primarily from GILTI taxes.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income tax expense (benefit) to the U.S. statutory federal income tax rate of 21% is as follows:

	Fiscal Year Ended
	May 3, 2025	April 27, 2024
(in millions)	(53 Weeks)	(52 Weeks)
Income tax at statutory rate	$(10.5)	$(26.9)
Effect of:
State income taxes, net of federal benefit	(2.0)	(1.0)
Goodwill impairment	—	22.7
Interest	2.3	—
Withholding taxes	2.0	3.2
Non-deductible compensation	3.7	0.3
Foreign tax differential	(2.6)	(5.1)
U.S. tax on foreign income	11.5	3.5
Foreign investment tax credit	—	0.1
Research and development	(1.4)	(1.5)
Change in tax reserve	(4.0)	—
Change in valuation allowance	13.5	(1.0)
Other, net	—	0.9
Income tax expense (benefit)	$12.5	$(4.8)
Effective income tax rate	(25.0)%	3.7%

The effective tax rate for fiscal 2025 differs from the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for deferred tax assets of $13.5 million and an unfavorable effect of U.S. tax on foreign income of $11.5 million, primarily from GILTI taxes, partially offset by a favorable decrease in tax reserves of $4.0 million.

In fiscal 2024, the effective income tax rate was favorably affected by pre-tax losses in operations, the amount of income earned in foreign jurisdictions with lower tax rates of $5.1 million and research and development expenditures of $1.5 million. These are offset by non-deductible goodwill impairment of $22.7 million, withholding taxes of $3.2 million, and U.S. tax on foreign income of $3.5 million of which GILTI taxes is the main component.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes and valuation allowances

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

(in millions)	May 2, 2026	May 3, 2025
Deferred tax liabilities:
Amortization	$(49.1)	$(51.9)
Foreign tax	(5.8)	(2.9)
Lease assets	(5.1)	(5.7)
Unrealized foreign exchange gain/loss	(3.4)	(1.9)
Deferred tax liabilities, gross	(63.4)	(62.4)
Deferred tax assets:
Deferred compensation and stock award amortization	7.3	6.9
Fixed assets	2.1	1.6
Inventory	6.6	8.6
Lease liabilities	5.9	6.4
Derivative financial instruments	—	0.9
Foreign investment tax credit	27.8	25.6
Research expenditures	8.9	8.3
Net operating loss carryforwards	15.9	14.8
Foreign tax credits	3.1	3.4
Interest carryforwards	11.8	12.3
Other	4.9	5.3
Deferred tax assets, gross	94.3	94.1
Less valuation allowance	(21.1)	(20.7)
Deferred tax assets, net of valuation allowance	73.2	73.4
Net deferred tax asset	$9.8	$11.0
Balance sheet classification:
Long-term asset	$39.5	$37.8
Long-term liability	(29.7)	(26.8)
Net deferred tax asset	$9.8	$11.0

The Company recorded a net deferred tax asset for U.S. and foreign income taxes of $9.8 million and $11.0 million as of May 2, 2026 and May 3, 2025, respectively. In assessing the realizability of the deferred tax assets, the Company considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. Ultimately, the realization of the deferred tax asset is dependent upon the generation of sufficient earnings in future periods in which these temporary items can be utilized. In that regard, the Company recorded a valuation allowance of $21.1 million related to federal, state, and foreign net operating loss carryovers and other credits as it determined that these deferred tax assets are not more likely than not to be realized.

As of May 2, 2026, the Company had available $30.6 million of federal, $114.4 million of state, and $0.6 million of foreign gross operating loss carryforwards with a valuation allowance of $25.9 million for federal, $111.9 million for state, and $0.2 million for foreign. The U.S. federal net operating loss carryforwards will substantially start to expire in 2028 and beyond. The state net operating loss carryforwards will substantially start to expire in 2036 and beyond. Total unused credits are $30.9 million as of May 2, 2026, the majority of which can be carried forward indefinitely.

Indefinite reinvestment

The Company has not provided for deferred income taxes on the undistributed earnings of foreign subsidiaries except for certain identified amounts. The amount the Company expects to repatriate is based on a variety of factors including current year earnings of the foreign subsidiaries, foreign investment needs, and U.S. cash flow considerations. The Company considers the remaining undistributed foreign earnings that are not specifically identified of approximately $340.4 million to be indefinitely reinvested. It is not practicable to determine the amount of deferred tax liability on such foreign earnings as the actual tax liability is dependent on circumstances that exist when the remittance occurs.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized tax benefits

The Company operates in multiple jurisdictions throughout the world and the income tax returns of its subsidiaries in various jurisdictions are subject to periodic examination by the tax authorities. The Company regularly assesses the status of these examinations and the various outcomes to determine the adequacy of its provision for income taxes. The amount of gross unrecognized tax benefits totaled $0.8 million and $0.8 million as of May 2, 2026 and May 3, 2025, respectively. The amount for May 2, 2026, of unrecognized benefits that, if recognized, would favorably affect the effective tax rate if resolved in the Company’s favor is $0.6 million. The Company recognizes interest and penalties related to income tax uncertainties in income tax expense. Accrued interest and penalties were $0.1 million and $0.1 million at May 2, 2026 and May 3, 2025, respectively.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(in millions)	May 2, 2026	May 3, 2025
Balance at beginning of period	$0.8	$4.4
Increases for positions related to the current year	0.2	0.3
Lapsing of statutes of limitations	(0.2)	(3.9)
Balance at end of period	$0.8	$0.8

At May 2, 2026, the expected change to the total amount of unrecognized tax benefits in the next twelve months is approximately $0.2 million due to potential expiration of statute of limitations.

The U.S. federal statute of limitations remains open for fiscal years ended on or after 2023 and for state tax purposes on or after fiscal year 2022. Tax authorities may have the ability to review and adjust net operating losses or tax credits that were generated prior to these fiscal years. In the major foreign jurisdictions, fiscal 2022 and subsequent periods remain open and subject to examination by taxing authorities.

A summary of income taxes paid, net of refunds, is shown below:

Fiscal Year Ended
May 2, 2026
(in millions)	(52 Weeks)
Federal	$9.3
State and Local	0.1
Foreign:
Belgium	1.9
China	7.5
Finland	2.2
Malta	(1.4)
Mexico	2.0
United Kingdom	1.3
All other foreign	1.7
Income taxes paid, net of refunds	$24.6

Note 12. Commitments and Contingencies

Environmental matters

The Company is not aware of any potential unasserted environmental claims that may be brought against us. The Company is involved in environmental investigations and/or remediation at two of its United States plant sites no longer used for operations and one currently operating site in Mexico. The Company uses environmental consultants to assist us in evaluating its environmental liabilities in order to establish appropriate accruals in its consolidated financial statements. Accruals are recorded when environmental remediation is probable and the costs can be reasonably estimated. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time remediation may require, the complexity of environmental regulations, and the advancement of remediation technology. Considering these factors, the Company has estimated (without discounting) the costs of remediation. Recovery from insurance or other third parties is not anticipated. The Company is not yet able to determine when such remediation activity will be complete, but estimates for certain remediation efforts are projected through fiscal 2026.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of May 2, 2026 and May 3, 2025, the Company had accruals, primarily based upon independent estimates, for environmental matters of $0.8 million and $1.0 million, respectively. The accrual as of May 2, 2026 consists of $0.5 million classified in other accrued expenses and the remainder was included in other long-term liabilities on the consolidated balance sheet. The accrual as of May 3, 2025 consists of $0.7 million classified in other accrued expenses and the remainder was included in other long-term liabilities on the consolidated balance sheets. The Company believes the provisions made for environmental matters are adequate to satisfy liabilities relating to such matters, however it is reasonably possible that costs could exceed accrued amounts if the selected methods of remediation do not reduce the contaminates at the sites to levels acceptable to federal and state regulatory agencies.

In fiscal 2026, fiscal 2025 and fiscal 2024, the Company spent $0.2 million, $0.6 million and $0.9 million, respectively, on remediation cleanups and related studies. The costs associated with environmental matters as they relate to day-to-day activities were not material in fiscal 2026, fiscal 2025 or fiscal 2024.

Litigation

The Company, from time to time, is subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, breach of contracts, patent infringement claims, employment-related matters, and environmental matters. The Company considers insurance coverage and third-party indemnification when determining required accruals for pending litigation and claims. Although the outcome of potential legal actions and claims cannot be determined, it is the opinion of the Company’s management, based on the information available, that the Company has adequate reserves for these liabilities and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

Stockholder Litigation

On August 26, 2024, a putative class action lawsuit on behalf of purchasers of Company common stock between June 23, 2022 and March 6, 2024, inclusive, entitled Marie Salem v. Methode Electronics, Inc. et al. was filed in the U.S. District Court for the Northern District of Illinois against the Company, a former Chief Executive Officer, President and director of the Company and a former Chief Financial Officer of the Company. The complaint alleges, among other things, that the defendants made false and/or misleading statements relating to the Company’s business, operations and prospects, including in respect of the Company’s transition to production of more specialized components for manufacturers of electric vehicles and the Company’s operations at its facility in Monterrey, Mexico, in violation of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, among other things, unspecified money damages along with equitable relief and costs and expenses, including counsel fees and expert fees. Another purported stockholder filed a substantially similar action in the U.S. District Court for the Northern District of Illinois on October 7, 2024 against the same defendants and a former Chief Operating Officer of the Company, in a case entitled City of Cape Coral Municipal General Employees Retirement Plan v. Methode Electronics, Inc., et al. The second securities class action was filed on behalf of a broader putative class of purchasers of Company common stock between December 2, 2021 and March 6, 2024. After the cases were consolidated and a lead plaintiff appointed, Defendants moved to dismiss the consolidated complaint in its entirety for failure to state a claim. On February 3, 2026, the judge presiding over the case granted Defendants’ motion to dismiss but allowed Plaintiff an opportunity to file an amended complaint and set a schedule for briefing on any motion to dismiss that amended complaint. Plaintiff subsequently filed a second amended complaint, which Defendants moved to dismiss in its entirety for failure to state a claim, and that motion remains pending.

In addition, two purported stockholders filed derivative lawsuits on November 26, 2024 and February 4, 2025, respectively. The derivative lawsuits were filed on behalf of the Company in the U.S. District Court for the Northern District of Illinois against the current members of the Company’s Board of Directors, as well as certain former directors and executives, alleging that the defendants breached their fiduciary duties by allowing the Company to issue various statements that are alleged to have been false or misleading for the same reasons alleged in the securities class action complaints. The derivative lawsuits are entitled Ray Homsi v. Donald Duda, et al. and Kevin D. Murphy v. Mark D. Schwabero, et al. (collectively with the Salem and City of Cape Coral matters, the “Stockholder Actions”).

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

SEC Investigation

The Company received subpoenas from the SEC dated November 1, 2024 and March 12, 2025 seeking documents and information relating to, among other things, the Company’s operations in certain foreign countries, certain financial and accounting matters relating thereto, compliance with the Foreign Corrupt Practices Act and other anti-corruption laws, material weaknesses in the Company’s internal control over financial reporting previously reported in its public filings, deficiencies and significant deficiencies in the Company’s internal control over financial reporting, accounting and finance policies and procedures and other accounting and

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

finance matters including new business bookings, certain financial metrics and performance indicators, performance relative to targets and guidance for certain periods, executive compensation policies and amounts, hotline tips and complaints, and terminations or resignations of company executives. On May 14, 2026, the SEC informed the Company that the SEC had concluded its investigation and did not intend to pursue enforcement actions.

Note 13. Shareholders’ Equity

Share buyback programs

On March 31, 2021, as subsequently amended on June 16, 2022, the Board of Directors authorized the purchase of up to $200.0 million of the Company’s outstanding common stock through June 14, 2024 (the “2021 Buyback Authorization”). On June 13, 2024, the Board of Directors authorized a new share buyback authorization, that commenced on June 17, 2024, for the purchase of up to $200.0 million (the “2024 Buyback Authorization”) of the Company’s outstanding common stock which expired on June 17, 2026. Purchases could have been made in private transactions or on the open market, including pursuant to purchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. We did not make any purchases under the 2024 Buyback Authorization.

The following table summarizes the activity under the 2021 Buyback Authorization:

	Fiscal Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
Shares purchased	—	136,000	627,586
Average price per share	$—	$11.55	$21.93
Total cost (in millions)	$—	$1.6	$13.8

Prior to its expiration, a total of 3,553,961 shares were purchased under the 2021 Buyback Program at a total cost of $134.6 million. All purchased shares were retired and are reflected as a reduction of common stock for the par value of shares, with the excess applied as a reduction to retained earnings. No further shares can be purchased under the 2021 Buyback Authorization. As of May 2, 2026, prior to its expiration, the dollar value of shares that remained available to be purchased by the Company under the 2024 Buyback Program was $200.0 million.

Dividends

The Company paid dividends totaling $8.3 million, $20.4 million, and $19.9 million in fiscal 2026, fiscal 2025, and fiscal 2024, respectively. Dividends paid in fiscal 2026 and fiscal 2025 include $0.5 million and $0.9 million, respectively, of dividend equivalent payments for restricted stock units that vested.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in accumulated other comprehensive income (loss), net of tax is shown below:

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	Currency translation adjustments (1)	Derivative instruments	Total
Balance as of April 29, 2023	$(19.8)	$0.8	$(19.0)
Other comprehensive income (loss)	(18.1)	(1.3)	(19.4)
Tax (expense) benefit	1.4	0.3	1.7
Net current period other comprehensive income (loss)	(16.7)	(1.0)	(17.7)
Balance as of April 27, 2024	(36.5)	(0.2)	(36.7)
Other comprehensive income (loss)	9.7	(1.8)	7.9
Tax (expense) benefit	(1.4)	0.4	(1.0)
Net current period other comprehensive income (loss)	8.3	(1.4)	6.9
Balance as of May 3, 2025	(28.2)	(1.6)	(29.8)
Other comprehensive income (loss)	18.1	4.0	22.1
Tax (expense) benefit	(0.2)	(0.9)	(1.1)
Net current period other comprehensive income (loss)	17.9	3.1	21.0
Balance as of May 2, 2026	$(10.3)	$1.5	$(8.8)

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

Subject to adjustment as provided in the 2022 Plan and the 2022 Plan’s share counting provisions, the number of shares of the Company’s common stock that are available for all awards under the 2022 Plan is 5,550,000, less one share for every one share of common stock subject to an option or SAR award granted after April 30, 2022 under the 2014 Plan and 2.28 shares for every one share that was subject to an award other than an option or SAR granted after April 30, 2022 under the 2014 Plan. As of May 2, 2026, there were approximately 0.9 million shares available for award under the 2022 Plan.

Stock-based compensation expense

All stock-based payments to employees and directors are recognized in selling and administrative expenses on the consolidated statements of operations. Awards subject to graded vesting are recognized using the accelerated recognition method over the requisite service period. The table below summarizes the stock-based compensation expense related to the equity awards:

	Fiscal Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
(in millions)	(52 Weeks)	(53 Weeks)	(52 Weeks)
RSUs	$5.1	$5.2	$2.0
PSUs	2.5	0.7	—
Deferred non-employee director awards	0.4	0.9	1.0
Non-employee director awards	0.5	0.6	0.6
Total stock-based compensation expense	$8.5	$7.4	$3.6

Restricted stock awards (RSAs)

Prior to May 2, 2026, the Company had certain RSAs outstanding which were subject to the achievement of an EBITDA measure for fiscal 2025. The following table summarizes the RSA activity:

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Restricted stock awards	Weighted average grant date fair value
Non-vested at April 29, 2023	933,674	$28.73
Awarded	—	$—
Vested	—	$—
Forfeited	(144,000)	$28.28
Non-vested at April 27, 2024	789,674	$28.81
Awarded	—	$—
Vested	—	$—
Forfeited	(79,325)	$28.28
Non-vested at May 3, 2025	710,349	$28.87
Awarded	—	$—
Vested	—	$—
Forfeited	(710,349)	$—
Non-vested at May 2, 2026	—	$—

The EBITDA performance measure for fiscal 2025 was not met and the outstanding RSAs were cancelled in June 2025. No RSAs remain outstanding as of May 2, 2026.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock units (RSUs)

RSUs granted vest over a pre-determined period of time, up to five years from the date of grant. The fair value of the RSUs granted are based on the closing stock price on the date of grant and earn dividend equivalents during the vesting periods, which are forfeitable if the RSUs don’t vest. The following table summarizes RSU activity:

	Restricted stock units	Weighted average grant date fair value
Non-vested at April 29, 2023	770,667	$30.47
Awarded	389,966	$21.48
Vested	(36,221)	$42.72
Forfeited	(182,772)	$29.65
Non-vested at April 27, 2024	941,640	$26.43
Awarded	441,353	$11.09
Conversion of cash bonus to RSUs	160,401	$12.87
Vested	(735,309)	$24.28
Forfeited	(187,535)	$22.71
Non-vested at May 3, 2025	620,550	$15.31
Awarded	999,450	$6.61
Vested	(340,459)	$17.23
Forfeited	(82,228)	$12.86
Non-vested at May 2, 2026	1,197,313	$7.67

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

As of May 3, 2025, there were 147,329 RSUs that vested for which shares were issued in the first quarter of fiscal 2026. As of May 2, 2026, unrecognized share-based compensation expense for RSUs was $4.5 million which will be recognized over a weighted-average amortization period of 1.4 years.

Performance stock units (PSUs)

In fiscal 2025, the Company granted 208,661 PSUs which will vest upon the achievement of a total stockholder return (“TSR”) measure based on the growth in the Company’s stock price over a three-year performance period that ends April 29, 2028. In fiscal 2026, the Company granted 835,479 PSUs. The number of shares to be issued may range from 0% to a maximum of 200% of the PSUs granted. The Company estimated the grant date fair value of the PSUs using the Monte Carlo simulation model, as the TSR metric and changes in stock price are considered market conditions under ASC 718. The following table provides a summary of the weighted-average assumptions for the PSUs granted:

Assumptions
Expected volatility	66.34%
Risk free interest rate	3.68%
Expected term (in years)	2.72
Grant date fair value	$7.99

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The PSUs earn dividend equivalents during the vesting periods, which are forfeitable if the PSUs do not vest. As of May 2, 2026, unrecognized share-based compensation expense for the PSUs was $4.9 million, which is expected to be recognized over a weighted average period of approximately 1.9 years. The following table summarizes PSU activity:

	Performance stock units	Weighted average grant date fair value
Non-vested at April 27, 2024	—	$—
Awarded	208,661	$14.09
Vested	—	$—
Forfeited	—	$—
Non-vested at May 3, 2025	208,661	$14.09
Awarded	835,479	$7.11
Vested	—	$—
Forfeited	(30,878)	$7.27
Non-vested at May 2, 2026	1,013,262	$8.33

Non-employee director stock awards

The Company previously granted stock awards to its non-employee directors as a component of their compensation. The stock awards vested immediately upon grant. Non-employee directors could have elected to defer receipt of their shares under the Company’s non-qualified deferred compensation plan. The following table summarizes awards granted to non-employee directors:

	Non-employee director awards	Deferred non-employee director awards	Total	Weighted average grant date fair value
Outstanding at April 29, 2023	—	45,750	45,750	$40.56
Awarded	16,804	31,569	48,373	$32.72
Issued	(16,804)	—	(16,804)	$33.33
Outstanding at April 27, 2024	—	77,319	77,319	$37.23
Awarded	56,680	93,749	150,429	$9.86
Issued	(56,680)	(23,756)	(80,436)	$10.49
Outstanding at May 3, 2025	—	147,312	147,312	$22.39
Awarded	55,629	61,051	116,680	$7.54
Issued	(55,629)	(11,140)	(66,769)	$10.33
Outstanding at May 2, 2026	—	197,223	197,223	$18.80

During the third quarter of fiscal year 2026, the Company terminated its deferred compensation plan and it is expected to be fully liquidated by January 2027.

Stock options

The following table summarizes stock option activity:

	Stock Options	Weighted average exercise price	Weighted average life (years)	Aggregate intrinsic value (in millions)
Outstanding at April 29, 2023	20,000	$37.01	1.2	$0.1
Exercised	—	—
Forfeited	(12,000)	$37.01
Outstanding at April 27, 2024	8,000	$37.01	0.2	$—
Exercised	—	—
Forfeited	(8,000)	$37.01
Outstanding at May 3, 2025	—	—	—	$—
Exercised	—	—
Forfeited	—	$—		$—
Outstanding at May 2, 2026	—	—	—

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Income (Loss) Per Share

Basic income (loss) per share attributable to Methode is calculated by dividing net income (loss) attributable to Methode, by the number of weighted average common shares outstanding for the applicable period, but excludes any contingently issued shares where the contingency has not been resolved. The weighted average number of common shares used in the diluted income (loss) per share calculation is determined using the treasury stock method which includes the effect of all potential dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Fiscal Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Net income (loss) attributable to Methode (in millions)	$(35.7)	$(62.6)	$(123.3)

Basic weighted average shares outstanding	35,521,615	35,330,586	35,470,471
Dilutive effect of common stock equivalents	—	—	—
Diluted weighted average shares outstanding	35,521,615	35,330,586	35,470,471

Income (loss) per share attributable to Methode:
Basic	$(1.01)	$(1.77)	$(3.48)
Diluted	$(1.01)	$(1.77)	$(3.48)

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	410,350	1,156,752	1,429,229

In fiscal 2026, fiscal 2025 and fiscal 2024, all potential common shares issuable for stock options, PSUs and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 351,000, 230,000 and 535,378 common shares, respectively, for fiscal 2026, fiscal 2025 and fiscal 2024.

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

The Automotive segment supplies electronic and electro-mechanical devices and related products to automobile OEMs and their tiered suppliers across a broad range of vehicle platforms and powertrains. Products include a full spectrum of vehicle systems from power distribution solutions, including busbars, smart connect systems, battery disconnect units, and integrated circuit boards, to user interface components, specialized LED lighting solutions, and advanced sensor applications.

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

The Interface segment provides a variety of high-speed digital communication over copper media solutions for the data networking and broadband markets, and user interface panel solutions for the appliance market. Solutions include copper transceivers, distribution point units, and solid-state field-effect consumer touch panels. In the fourth quarter of fiscal 2026, the Company sold its dataMate business which was included in the Interface segment. Additionally, the consumer appliance business is winding down as programs roll-off.

The Medical segment was made up of the Company’s medical device business, Dabir Surfaces, with its surface support technology aimed at pressure injury prevention. In the first quarter of fiscal 2024, the Company made the decision to initiate the discontinuation of Dabir Surfaces. In October 2023, the Company sold certain assets of its Dabir Surfaces business. See Note 3, “Acquisitions and Dispositions” for additional information.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Corporate and intersegment eliminations do not meet the requirements for being classified as an operating segment. Corporate costs include various support functions, such as accounting/finance, executive administration, human resources, information technology and legal.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1, “Description of Business and Summary of Significant Accounting Policies.” The CODM allocates resources to and evaluates the performance of each operating segment based on operating income. Operating income or loss is used to monitor budget versus actual results and year-over-year actual results to inform the decisions of how to allocate capital and resources within the Company. Transfers between segments are recorded using internal transfer prices set by the Company. Segment assets are not presented as it is not a measure reviewed by the CODM in allocating resources and assessing performance.

The tables below present information about the Company’s reportable segments.

	Fiscal Year Ended May 2, 2026 (52 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$489.2	$583.6	$27.2	$—	$(80.8)	$1,019.2
Transfers between segments	(21.5)	(59.3)	—	—	80.8	—
Net sales to unaffiliated customers	467.7	524.3	27.2	—	—	1,019.2
Cost of products sold	439.9	356.9	20.7	—	(0.5)	817.0
Selling and administrative expenses	50.1	37.5	1.5	—	81.2	170.3
Amortization of intangibles	7.8	15.3	—	—	—	23.1
Income (loss) from operations	$(30.1)	$114.6	$5.0	$—	$(80.7)	$8.8
Interest expense, net						23.3
Other expense (income), net						(3.8)
Pre-tax income (loss)						$(10.7)

Purchases of property, plant and equipment	$17.0	$3.7	$—	$—	$1.7	$22.4

Depreciation expense	$23.8	$10.6	$0.2	$—	$1.1	$35.7

	Fiscal Year Ended May 3, 2025 (53 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$522.3	$527.1	$51.8	$—	$(53.1)	$1,048.1
Transfers between segments	(13.4)	(39.7)	—	—	53.1	—
Net sales to unaffiliated customers	508.9	487.4	51.8	—	—	1,048.1
Cost of products sold	504.2	343.2	39.1	—	(1.8)	884.7
Selling and administrative expenses	43.3	39.9	2.4	—	78.3	163.9
Amortization of intangibles	9.1	14.3	—	—	—	23.4
Income (loss) from operations	$(47.7)	$90.0	$10.3	$—	$(76.5)	$(23.9)
Interest expense, net						22.0
Other expense (income), net						4.2
Pre-tax income (loss)						$(50.1)

Purchases of property, plant and equipment	$33.2	$8.3	$—	$—	$0.1	$41.6

Depreciation expense	$24.9	$8.8	$0.2	$—	$1.2	$35.1

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended April 27, 2024 (52 Weeks)
(in millions)	Automotive	Industrial	Interface	Medical	Eliminations/ Corporate	Consolidated
Net sales	$610.6	$493.4	$53.9	$2.4	$(45.8)	$1,114.5
Transfers between segments	(12.4)	(33.3)	(0.1)	—	45.8	—
Net sales to unaffiliated customers	598.2	460.1	53.8	2.4	—	1,114.5
Cost of products sold	567.8	322.4	43.5	2.6	(0.6)	935.7
Selling and administrative expenses	55.5	34.1	3.4	2.8	65.1	160.9
Goodwill impairment	105.9	—	—	—	—	105.9
Amortization of intangibles	9.2	14.8	—	—	—	24.0
Income (loss) from operations	$(140.2)	$88.8	$6.9	$(3.0)	$(64.5)	$(112.0)
Interest expense, net						16.7
Other expense (income), net						(0.6)
Pre-tax income (loss)						$(128.1)

Purchases of property, plant and equipment	$41.4	$7.4	$0.8	$—	$0.6	$50.2

Depreciation expense	$23.2	$7.9	$0.3	$0.2	$2.3	$33.9

The following tables set forth net sales and tangible long-lived assets by geographic area where the Company operates. Tangible long-lived assets include property, plant and equipment and operating lease assets:

	Fiscal Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
(in millions)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Net sales:
U.S.	$378.3	$445.2	$475.6
Malta	204.2	202.0	179.5
Finland	69.1	58.2	66.5
China	124.3	125.9	196.3
Egypt	124.9	99.9	73.5
Other	118.4	116.9	123.1
Total net sales	$1,019.2	$1,048.1	$1,114.5

(in millions)	May 2, 2026	May 3, 2025
Tangible long-lived assets, net:
U.S.	$57.0	$71.7
Malta	40.2	42.5
Egypt	52.0	45.9
China	21.0	22.6
Mexico	19.2	19.6
Belgium	20.3	20.3
Other	20.1	22.7
Total tangible long-lived assets, net	$229.8	$245.3

Note 16. Leases

The Company leases real estate, automobiles and certain equipment under both operating and finance leases. The Company does not have any significant arrangements where it is the lessor. The majority of the Company’s global lease portfolio represents leases of real estate, such as manufacturing facilities, warehouses and buildings. As of May 2, 2026, the Company’s leases have remaining lease terms of up to 27.34 years, some of which include optional renewals or terminations, which are considered in the Company’s assessments when such options are reasonably certain to be exercised. Any variable payments related to the lease will be recorded as

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lease expense when and as incurred. The Company’s lease payments are largely fixed. As of May 2, 2026, the operating leases that the Company has signed but have not yet commenced are immaterial.

In addition to the operating lease assets presented on the consolidated balance sheets, assets under finance leases of $0.4 million and $0.5 million are included in property, plant and equipment, net on the consolidated balance sheets as of May 2, 2026 and May 3, 2025, respectively. Finance lease obligations were $0.4 million and $0.5 million as of May 2, 2026 and May 3, 2025, respectively, and are split between other accrued expenses for the short-term portion and other long-term liabilities for the long-term portion on the consolidated balance sheets. The Company had an immaterial amount of finance lease expense in the years ended May 2, 2026 and May 3, 2025.

In fiscal 2026, the Company entered into a sublease agreement to exit its corporate headquarters in Chicago, Illinois, resulting in a ROU asset impairment charge of $0.6 million.

The components of lease expense were as follows:

	Fiscal Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
(in millions)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Lease cost:
Operating lease cost	$8.5	$9.9	$10.6
Variable lease cost	0.7	2.0	1.7
Total lease cost	$9.2	$11.9	$12.3

Supplemental cash flow and other information related to operating leases was as follows:

	Fiscal Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Operating cash flows:
Cash paid related to operating lease obligations, including lease termination payment (in millions)	$9.2	$9.3	$9.6
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations (in millions)	$4.6	$6.4	$6.7
Weighted-average remaining lease term (years)	3.4	3.9	4.6
Weighted-average discount rate	5.4%	5.5%	5.4%

Maturities of operating lease liabilities as of May 2, 2026, are shown below:

(in millions)
Fiscal Year:
2027	$9.3
2028	6.9
2029	3.5
2030	1.7
2031	1.8
Thereafter	1.8
Total Lease Payments	25.0
Less: Imputed Interest	(2.2)
Present Value of Lease Liabilities	$22.8

Note 17. Related Party Transactions

The Company’s former Interim Chief Executive Officer, Kevin Nystrom, is a partner and managing director of AlixPartners, LLP (“AlixPartners”), a business advisory firm that provided a number of consulting services to the Company through the third quarter of fiscal 2025. The Company’s former Interim Chief Financial Officer, David Rawden, is a director of AlixPartners. In fiscal 2026, fiscal 2025 and fiscal 2024, the Company recognized zero, $9.8 million, and $1.4 million, respectively, of expense in selling and administrative expenses for consulting services provided by AlixPartners.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

(in millions)

Description	Balance at beginning of period	(Benefits)/ charges to income	Deductions	Foreign exchange translation	Balance at end of period
Fiscal Year Ended May 2, 2026 (52 Weeks)
Allowance for uncollectible accounts	$3.0	$0.2	$(0.5)	$—	$2.7
Inventory obsolescence reserves	$28.9	$8.0	$(10.5)	$0.5	$26.9
Deferred tax valuation allowance	$20.7	$0.4	$—	$—	$21.1

Fiscal Year Ended May 3, 2025 (53 Weeks)
Allowance for uncollectible accounts	$1.4	$2.7	$(1.1)	$—	$3.0
Inventory obsolescence reserves	$25.9	$20.4	$(17.8)	$0.4	$28.9
Deferred tax valuation allowance	$5.8	$14.9	$—	$—	$20.7

Fiscal Year Ended April 27, 2024 (52 Weeks)
Allowance for uncollectible accounts	$1.3	$0.3	$(0.2)	$—	$1.4
Inventory obsolescence reserves	$20.8	$10.4	$(5.7)	$0.4	$25.9
Deferred tax valuation allowance	$6.8	$(1.0)	$—	$—	$5.8