Form 10-Q
period 2026-08-01
METHODE ELECTRONICS INC
filed 2026-09-02
CIK 65270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended August 1, 2026

or

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

At August 31, 2026, the registrant had 35,645,053 shares of common stock outstanding.

METHODE ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended
	August 1, 2026	August 2, 2025
	(13 Weeks)	(13 Weeks)
Net sales	$265.4	$240.5

Cost of products sold	217.7	197.0

Gross profit	47.7	43.5

Selling and administrative expenses	45.9	36.6
Amortization of intangibles	5.7	5.8

Income (loss) from operations	(3.9)	1.1

Interest expense, net	5.2	5.9
Other expense (income), net	(1.8)	1.3

Pre-tax income (loss)	(7.3)	(6.1)

Income tax expense (benefit)	4.1	4.2

Net income (loss)	$(11.4)	$(10.3)

Income (loss) per share:
Basic	$(0.32)	$(0.29)
Diluted	$(0.32)	$(0.29)

Cash dividends per share	$0.05	$0.07

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)

	Three Months Ended
	August 1, 2026	August 2, 2025
	(13 Weeks)	(13 Weeks)
Net income (loss)	$(11.4)	$(10.3)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3.0)	6.3
Derivative financial instruments	0.4	0.5
Other comprehensive income (loss)	(2.6)	6.8
Comprehensive income (loss)	$(14.0)	$(3.5)

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	August 1, 2026	May 2, 2026
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116.2	$139.6
Accounts receivable, net	256.4	257.3
Inventories, net	184.6	178.7
Income tax receivable	2.9	3.2
Prepaid expenses and other current assets	24.3	21.2
Total current assets	584.4	600.0
Long-term assets:
Property, plant and equipment, net	202.9	209.3
Goodwill	173.5	174.9
Other intangible assets, net	211.4	218.9
Operating lease right-of-use assets, net	19.4	20.5
Deferred tax assets	39.1	39.5
Pre-production costs	16.0	18.2
Other long-term assets	17.0	24.8
Total long-term assets	679.3	706.1
Total assets	$1,263.7	$1,306.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$136.9	$134.1
Accrued employee liabilities	36.3	49.1
Other accrued liabilities	44.8	45.6
Short-term operating lease liabilities	8.9	8.9
Short-term debt	0.2	0.2
Income tax payable	15.2	15.6
Total current liabilities	242.3	253.5
Long-term liabilities:
Long-term debt	310.3	324.8
Long-term operating lease liabilities	13.8	14.8
Other long-term liabilities	5.2	5.8
Deferred tax liabilities	29.0	29.7
Total long-term liabilities	358.3	375.1
Total liabilities	600.6	628.6
Shareholders' equity:
Common stock, $0.50 par value, 100,000,000 shares authorized, 36,841,566 shares and 36,806,583 shares issued as of August 1, 2026 and May 2, 2026, respectively	18.4	18.4
Additional paid-in capital	202.2	200.1
Accumulated other comprehensive loss	(11.4)	(8.8)
Treasury stock, 1,346,624 shares as of August 1, 2026 and May 2, 2026	(11.5)	(11.5)
Retained earnings	465.4	479.3
Total shareholders' equity	663.1	677.5
Total liabilities and shareholders' equity	$1,263.7	$1,306.1

See notes to condensed consolidated financial statements

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions, except share data)

	Three Months Ended August 1, 2026 (13 Weeks)
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of May 2, 2026	36,806,583	$18.4	$200.1	$(8.8)	$(11.5)	$479.3	$677.5
Issuance of restricted stock, net of tax withholding	34,983	—	—	—	—	(0.7)	(0.7)
Cancellation of restricted stock	—	—	—	—	—	—	—
Stock-based compensation	—	—	2.1	—	—	—	2.1
Other comprehensive income (loss)	—	—	—	(2.6)	—	—	(2.6)
Net income (loss)	—	—	—	—	—	(11.4)	(11.4)
Dividends on common stock	—	—	—	—	—	(1.8)	(1.8)
Balance as of August 1, 2026	36,841,566	$18.4	$202.2	$(11.4)	$(11.5)	$465.4	$663.1

	Three Months Ended August 2, 2025 (13 Weeks)
	Common stock shares	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Treasury stock	Retained earnings	Total shareholders' equity
Balance as of May 3, 2025	37,151,365	$18.6	$191.8	$(29.8)	$(11.5)	$524.2	$693.3
Issuance of restricted stock, net of tax withholding	122,750	0.1	(0.1)	—	—	(0.4)	(0.4)
Cancellation of restricted stock	(710,349)	(0.4)	0.4	—	—	—	—
Stock-based compensation	—	—	1.2	—	—	—	1.2
Other comprehensive income (loss)	—	—	—	6.8	—	—	6.8
Net income (loss)	—	—	—	—	—	(10.3)	(10.3)
Dividends on common stock	—	—	—	—	—	(2.5)	(2.5)
Balance as of August 2, 2025	36,563,766	$18.3	$193.3	$(23.0)	$(11.5)	$511.0	$688.1

See notes to condensed consolidated financial statements.

METHODE ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Three Months Ended
	August 1, 2026	August 2, 2025
	(13 Weeks)	(13 Weeks)
Operating activities:
Net income (loss)	$(11.4)	$(10.3)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	14.1	14.9
Stock-based compensation expense	2.1	1.2
Amortization of debt issuance costs	0.4	0.3
Partial write-off of unamortized debt issuance costs	—	0.6
Gain on sale of property, plant and equipment	—	(0.5)
Inventory obsolescence	2.7	1.7
Change in deferred income taxes	(0.8)	0.5
Other	0.1	(1.0)
Changes in operating assets and liabilities:
Accounts receivable, net	(0.7)	28.3
Inventories, net	(9.3)	2.8
Prepaid expenses and other assets	8.0	6.2
Accounts payable	1.7	(6.2)
Other liabilities	(14.7)	(13.4)
Net cash provided (used) by operating activities	(7.8)	25.1

Investing activities:
Purchases of property, plant and equipment	(3.1)	(7.1)
Proceeds from disposition of assets	—	1.3
Net cash provided (used) by investing activities	(3.1)	(5.8)

Financing activities:
Taxes paid related to net share settlement of equity awards	(0.3)	(0.4)
Repayments of finance leases	(0.1)	(0.1)
Debt issuance costs	—	(1.6)
Cash dividends	(1.8)	(2.8)
Proceeds from borrowings	10.0	78.5
Repayments of borrowings	(20.1)	(78.1)
Net cash provided (used) by financing activities	(12.3)	(4.5)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.2)	2.7
Increase (decrease) in cash and cash equivalents	(23.4)	17.5
Cash and cash equivalents at beginning of the period	139.6	103.6
Cash and cash equivalents at end of the period	$116.2	$121.1

Supplemental cash flow information:
Cash paid during the period for:
Interest	$5.0	$4.8
Income taxes, net of refunds	$4.4	$5.7
Operating lease obligations	$2.4	$2.2

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

The Company’s products are found in the end markets of transportation (including automotive, commercial vehicle, e-bike, aerospace, bus, and rail), cloud computing and data center infrastructure, construction equipment, and consumer appliance.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) have been condensed or omitted pursuant to such rules and regulations for interim financial information. These interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments, except as otherwise disclosed) that management believes are necessary for a fair presentation of the financial statements for the interim periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 2, 2026, which was filed with the SEC on June 24, 2026. Interim results are not necessarily indicative of full-year results and may vary from quarter to quarter for reasons other than seasonality.

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

Financial reporting periods

The Company’s fiscal year ends on the Saturday closest to April 30, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The current fiscal year ending May 1, 2027 and the previous fiscal year ended May 2, 2026 are both 52-week fiscal years. The three months ended August 1, 2026 and August 2, 2025 are both 13-week periods.

Accounting pronouncements not yet adopted

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

Summary of significant accounting policies

The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 2, 2026. There have been no material changes to the significant accounting policies in the three months ended August 1, 2026.

Foreign currency translation

Gains and losses arising from transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions, are included in the condensed consolidated statements of operations in other expense (income), net. Net foreign exchange gain was $1.3 million in the three months ended August 1, 2026, compared to a loss of $1.5 million in the three months ended August 2, 2025.

Supplemental cash flow information

As of August 1, 2026 and May 2, 2026, capital expenditures recorded in accounts payable totaled $2.8 million and $1.3 million, respectively.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are customer obligations due under the normal trade terms and are presented net of an allowance for doubtful accounts based on the current expected credit loss impairment model. The allowance for doubtful accounts balance was $2.8 million and $2.7 million as of August 1, 2026 and May 2, 2026, respectively.

Note 2. Revenue

Disaggregated revenue information

Revenue from contracts with customers is disaggregated by segment and geographical location. Net sales are attributed to regions based on the location of production. Though revenue recognition patterns and contracts are generally consistent, the amount, timing, and uncertainty of revenue and cash flows may vary in each reportable segment due to geographic and economic factors.

In the following table, revenue is disaggregated accordingly:

	Three Months Ended August 1, 2026 (13 Weeks)
(in millions)	Automotive	Industrial	Interface	Total
Geographic net sales:
North America	$44.7	$68.2	$2.9	$115.8
Europe, the Middle East & Africa ("EMEA")	53.7	59.2	—	112.9
Asia	7.3	29.4	—	36.7
Total net sales	$105.7	$156.8	$2.9	$265.4

	Three Months Ended August 2, 2025 (13 Weeks)
(in millions)	Automotive	Industrial	Interface	Total
Geographic net sales:
North America	$36.6	$44.1	$10.9	$91.6
EMEA	61.6	50.2	—	111.8
Asia	7.9	29.2	—	37.1
Total net sales	$106.1	$123.5	$10.9	$240.5

Contract assets and liabilities

A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. A contract liability exists when an entity has received consideration, or the amount is due from the customer in advance of revenue recognition. Contract assets and contract liabilities are recognized in other current assets or other accrued liabilities in the condensed consolidated balance sheets. Contract liabilities were $1.7 million as of August 1, 2026 and May 2, 2026. Contract assets were immaterial as of August 1, 2026 and May 2, 2026. During the fiscal year ended May 2, 2026, the Company finalized commercial negotiations with certain customers relating to performance obligations satisfied in the ordinary course of business. As of August 1, 2026, the Company had $11.0 million in accounts receivable and $6.3 million in notes receivable, compared to $11.0 million in accounts receivable and $13.3 million in notes receivable as of May 2, 2026.

For the three months ended August 1, 2026 and August 2, 2025, revenue recognized over time was $2.9 million and $3.5 million, respectively.

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

Components of restructuring and asset impairment charges were as follows:

	Three Months Ended
	August 1, 2026	August 2, 2025
(in millions)	(13 Weeks)	(13 Weeks)
Employee termination benefits	$0.6	$0.9

Restructuring and asset impairment charges by reportable segment were as follows:

	Three Months Ended
	August 1, 2026	August 2, 2025
(in millions)	(13 Weeks)	(13 Weeks)
Automotive	$0.5	$0.7
Eliminations/Corporate	0.1	0.2
Recognized in:
Selling and administrative expenses	0.6	0.9

The Company’s restructuring liability was $1.0 million as of August 1, 2026 and May 2, 2026, respectively. Estimates of restructuring costs are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring costs, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals. The Company may take additional restructuring actions in future periods based upon market conditions and industry trends.

Note 4. Inventories, net

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished products and work-in-process inventories include direct material costs, and direct and indirect manufacturing costs. The Company records reserves for inventory that may be obsolete or in excess of current and future market demand. A summary of inventories is shown below:

(in millions)	August 1, 2026	May 2, 2026
Finished products	$62.6	$52.9
Work-in-process	23.2	22.9
Raw materials	123.9	129.8
Gross inventories	209.7	205.6
Inventory reserves	(25.1)	(26.9)
Total inventories, net	$184.6	$178.7

Note 5. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. A summary of the changes in the carrying amount of goodwill by reportable segment is as follows:

(in millions)	Automotive	Industrial	Total
Balance as of May 2, 2026	$—	$174.9	$174.9

Gross carrying value as of May 2, 2026	105.9	$174.9	$280.8
Foreign currency translation	—	(1.4)	(1.4)
Gross carrying value as of August 1, 2026	105.9	173.5	279.4

Accumulated impairment loss as of May 2, 2026	(105.9)	—	(105.9)
Foreign currency translation	—	—	—
Accumulated impairment loss as of August 1, 2026	(105.9)	—	(105.9)

Net Carrying value as of August 1, 2026	$—	$173.5	$173.5

A summary of goodwill by reporting unit is as follows:

(in millions)	August 1, 2026	May 2, 2026
Grakon Industrial	$124.5	$125.1
Nordic Lights	47.4	48.2
Other	1.6	1.6
Total	$173.5	$174.9

The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the beginning of the fourth quarter each fiscal year. In addition, the Company continuously monitors for events and circumstances that could negatively affect the key assumptions used in determining fair value and therefore require interim goodwill impairment testing, including long-term revenue growth projections, profitability, discount rates, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. No impairment indicators were identified in the first quarter of fiscal 2027.

Other intangible assets, net

Details of identifiable intangible assets are shown below:

	August 1, 2026
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$313.6	$(124.0)	$189.6	13.0
Trade names, patents and technology licenses	76.9	(56.9)	20.0	5.8
Total amortized intangible assets	390.5	(180.9)	209.6
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$392.3	$(180.9)	$211.4

	May 2, 2026
(in millions)	Gross	Accumulated amortization	Net	Weighted average remaining useful life (years)
Amortized intangible assets:
Customer relationships and agreements	$315.6	$(120.2)	$195.4	13.2
Trade names, patents and technology licenses	77.4	(55.7)	21.7	5.9
Total amortized intangible assets	393.0	(175.9)	217.1
Unamortized trade name	1.8	—	1.8
Total other intangible assets	$394.8	$(175.9)	$218.9

Based on the current amount of intangible assets subject to amortization, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(in millions)
Fiscal Year:
Remainder of fiscal 2027	$16.7
2028	18.6
2029	17.3
2030	16.3
2031	15.9
Thereafter	124.8
Total	$209.6

Note 6. Derivative Financial Instruments and Fair Value

The Company is exposed to various market risks including, but not limited to, foreign currency exchange rates, commodity prices, and market interest rates. The Company strives to control its exposure to these risks through its normal operating activities and, where appropriate, through the use of derivative financial instruments. Derivative financial instruments are measured at fair value on a recurring basis using various pricing models that incorporate observable market parameters, such as interest rate yield curves and foreign currency rates and are classified as Level 2 within the fair value hierarchy.

For a designated cash flow hedge, the effective portion of the change in the fair value of the derivative financial instrument is recorded in accumulated other comprehensive income (loss) (“AOCI(L)”) in the condensed consolidated balance sheets. When the underlying hedged transaction is realized, the gain or loss previously included in AOCI(L) is recorded in earnings and reflected in the condensed consolidated statements of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. The gain or loss associated with changes in the fair value of derivatives not designated as hedges are recorded immediately in the condensed consolidated statements of operations on the same line as the associated risk. For a designated net investment hedge, the effective portion of the change in the fair value of the derivative financial instrument is recorded as a cumulative translation adjustment in AOCI(L) in the condensed consolidated balance sheets.

Derivative Instruments

Foreign Currency Forwards — The Company uses short-term foreign currency forward contracts to mitigate the effect on earnings that exchange rate fluctuations have on non-functional currency balance sheet exposures. These forward contracts are not designated as hedging instruments.

As of August 1, 2026 and May 2, 2026, the Company held foreign currency forward contracts with a notional value of $129.2 million and $126.3 million, respectively. During the three months ended August 1, 2026 and August 2, 2025, the Company recognized losses of $0.3 million and $0.2 million, respectively, related to foreign currency forward contracts in other expense (income), net in the condensed consolidated statements of operations.

Hedging Instruments

Hedge effectiveness is assessed at the inception of the hedging relationship and quarterly thereafter. The effective portion of the periodic changes in fair value is recognized in AOCI(L) in the condensed consolidated balance sheets. Subsequently, the accumulated gains and losses recorded in AOCI(L) are reclassified to income in the period during which the hedged cash flow affects earnings, which are expected to be immaterial over the next 12 months. No ineffectiveness was recognized in the three months ended August 1, 2026 and August 2, 2025.

Net Investment Hedge — Foreign Currency Borrowings

The Company has foreign currency denominated debt under its revolving credit facility (see Note 7, “Debt”). During the period ended August 2, 2025, the Company designated €55.0 million of these long-term borrowings as a net investment hedge of its euro-denominated subsidiaries. Changes to the carrying value of these designated euro-denominated borrowings are recorded in other comprehensive income (loss) as currency translation adjustments.

Cash Flow Hedge — Interest rate swaps

The Company utilizes interest rate swaps to limit its exposure to market fluctuations on its variable-rate borrowings. The interest rate swaps effectively convert a portion of the Company's variable rate borrowings to a fixed rate based upon a determined notional amount. The Company has an interest rate swap, maturing on October 31, 2027, with a notional value of $152.2 million (€132.0 million). The interest rate swap is designated as a cash flow hedge.

Effect of hedging instruments on comprehensive income (loss)

The pre-tax effects of derivative financial instruments recorded in other comprehensive income (loss) were as follows:

	Three Months Ended
	August 1, 2026	August 2, 2025
(in millions)	(13 Weeks)	(13 Weeks)
Net investment hedge - foreign currency borrowings	$1.0	$0.2
Cash flow hedge - interest rate swaps	0.5	0.7

Assets and Liabilities Measured at Fair Value on a Recurring Basis

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

Derivative instruments

The fair value of derivative instruments is classified as Level 2 within the fair value hierarchy and recorded in the condensed consolidated balance sheets as follows:

		Asset/(Liability)
(in millions)	Financial Statement Caption	August 1, 2026	May 2, 2026
Derivatives designated as hedging instruments:
Interest rate swaps	Other long-term liabilities	$(1.3)	$(1.8)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.6	$0.1

Note 7. Debt

A summary of debt is shown below:

(in millions)	August 1, 2026	May 2, 2026
Revolving credit facility	$311.4	$326.4
Other debt	1.2	1.1
Unamortized debt issuance costs	(2.1)	(2.5)
Total debt	310.5	325.0
Less: current maturities	(0.2)	(0.2)
Total long-term debt	$310.3	$324.8

Revolving credit facility

On October 31, 2022, the Company entered into a Second Amended and Restated Credit Agreement among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders and other parties named therein (as amended and with applicable waivers, the “Existing Credit Agreement”). The Existing Credit Agreement provided for a secured multicurrency revolving credit facility of $400 million and would have matured on October 31, 2027.

On August 31, 2026, the Company entered into a Fourth Amendment to the Second Amended and Restated Credit Agreement (the “Amendment”) among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other Lenders party thereto and other parties thereto, which amends the Existing Credit Agreement (as amended by the Amendment, the “Amended Credit Agreement”). Unless defined herein, capitalized terms used in this description of the Amendment have the meanings given to them in the Amended Credit Agreement.

The Amendment, among other things:

(i)
extends the Maturity Date of certain Revolving Loans through October 29, 2028,
(ii)
reduces the Aggregate Revolving Commitments from $400 million to $375 million,
(iii)
extends the Third Amendment Period (the period from and including July 7, 2025 to and including the date that financial statements and compliance certificate are delivered for the fiscal quarter ending October 31, 2026, such period, the “Third Amendment Period”) (where, among other things, financial covenants are relaxed to a certain extent and certain exceptions to covenants restricting liens on, investments by and indebtedness of the Company and its subsidiaries are restricted or decreased) to and including the date that financial statements and compliance certificate are delivered for the fiscal quarter ending October 31, 2027,
(iv)
extends the general basket exception to a covenant restricting certain restricted payments (including dividends) by the Company and its subsidiaries to $2.5 million in any fiscal quarter through the Maturity Date,
(v)
adds that there will be an automatic and permanent reduction of $75 million to the 2028 Extended Revolving Commitments at such time as the Company and its Subsidiaries have received gross cash proceeds from certain Dispositions exceeding $50 million occurring after the Amendment effective date, and
(vi)
amends the consolidated leverage ratio covenant for all fiscal quarters beginning with the fiscal quarter ending October 31, 2026.

On July 7, 2025, the Company entered into an amendment (the “Third Amendment”) and accounted for it as a debt modification, which resulted in a non-cash loss of $0.6 million in the three months ended August 2, 2025 related to the partial write-off of unamortized debt issuance costs as a result of the reduction in the credit facility size. The non-cash loss was recognized in other expense (income), net in the Company’s condensed consolidated statement of operations. Additionally, the Company incurred debt issuance costs of $1.6 million associated with the Third Amendment which were capitalized and, along with the current unamortized debt issuance costs, are being amortized to interest expense on a straight-line basis over the remaining term of the Existing Credit Agreement.

Further information on the previous amendments, applicable waivers, and terms of the Existing Credit Agreement are included in the Company’s Annual Report on Form 10-K for the year ended May 2, 2026.

As of August 1, 2026, the outstanding balance under the revolving credit facility consisted of $294.4 million (€255.3 million) of euro-denominated borrowings and $17.0 million of US dollar denominated borrowings. The weighted-average interest rate on outstanding euro-denominated and US dollar borrowings under the Existing Credit Agreement was approximately 5.7% and 7.3%, respectively, as of August 1, 2026.

As of August 1, 2026, the Company was in compliance with all the covenants in the Existing Credit Agreement.

Other debt

One of the Company’s European subsidiaries has debt that consists of one note with a maturity in 2031. The weighted-average interest rate on this debt was approximately 1.5% as of August 1, 2026 and $0.2 million of the debt was classified as short-term.

Note 8. Income Taxes

For the three months ended August 1, 2026, the Company utilized the discrete effective tax rate method, treating the year-to-date period as if it was the annual period to calculate its interim income tax provision. The Company concluded it could not use the estimated annual effective tax rate method as it could not calculate a reliable estimate of the annual effective tax rate due to it being highly sensitive to minor changes in the forecasted amounts, thus generating significant variability in the estimated annual effective tax rate and distorting the customary relationship between income tax expense and pre-tax loss in interim periods.

The Company’s income tax expense and effective tax rate for the three months ended August 1, 2026 and August 2, 2025 were as follows:

	Three Months Ended
	August 1, 2026	August 2, 2025
($ in millions)	(13 Weeks)	(13 Weeks)
Pre-tax income (loss)	$(7.3)	$(6.1)
Income tax expense	4.1	4.2
Effective tax rate	(56.2)%	(68.9)%

The effective tax rate for the three months ended August 1, 2026 differs from the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for U.S. deferred tax assets of $2.4 million and an unfavorable effect from Net Controlled Foreign Corporation (CFC) Tested Income (“NCTI”), non-deductible interest and Pillar 2 top-up tax partially offset by the effect of income derived from foreign operations with lower statutory tax rates. The valuation allowance is recorded based on the evaluation of all available evidence that the recovery of some of its deferred tax assets was not more likely than not.

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

The Company’s gross unrecognized income tax benefits were $0.9 and $0.8 million as of August 1, 2026 and May 2, 2026, respectively. If any portion of the Company’s unrecognized tax benefits is recognized, it would affect the Company’s effective tax rate. The unrecognized tax benefits are reviewed periodically and adjusted for changing facts and circumstances, such as tax audits, the lapsing of applicable statutes of limitations, and changes in tax law. The Company recognizes interest and penalties related to income tax uncertainties in income tax expense. Accrued interest and penalties were $0.1 million and $0.1 million as of August 1, 2026 and May 2, 2026, respectively.

Note 9. Commitments and Contingencies

The Company is, from time-to-time, subject to various legal actions, government investigations, and regulatory inquiries. Certain proceedings and claims are pending or may be asserted in the future against the Company, including those arising out of alleged defects, product warranties, breach of contracts, supplier and other contractual relationships, customs and international trade regulations, employment-related matters, environmental matters, and intellectual property matters. The Company has established loss provisions for matters in which losses are deemed probable and reasonably estimable. The Company considers insurance coverage and third-party indemnification, among other things, when determining required accruals for pending claims. Although the outcome of any individual matter cannot be predicted with certainty, it is the Company's opinion that it has adequate reserves based on the information available. Due to the inherent subjectivity of assessments and unpredictability of the outcomes related to such matters, the ultimate outcome of any matter could be materially different than the amount the Company may have accrued.

Environmental Matters

The Company is not aware of any potential unasserted environmental claims that may be brought against it. The Company is involved in environmental investigations and/or remediation at two of its United States plant sites no longer used for operations and one currently operating site in Mexico. The Company uses environmental consultants to assist it in evaluating its environmental liabilities in order to establish appropriate accruals in its condensed consolidated financial statements. Accruals are recorded when environmental remediation is probable and the costs can be reasonably estimated. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time remediation may require, the complexity of environmental regulations, and the advancement of remediation technology. Considering these factors, the Company has estimated (without discounting) the costs of remediation. Recovery from insurance or other third parties is not anticipated. The Company is not yet able to determine when such remediation activity will be complete.

As of August 1, 2026 and May 2, 2026, the Company had accruals, primarily based upon independent estimates, for environmental matters of $1.0 million and $0.8 million, respectively. The accrual as of August 1, 2026 consists of $0.7 million classified in other accrued expenses and the remainder was included in other long-term liabilities on the condensed consolidated balance sheet. The accrual as of May 2, 2026 consists of $0.5 million classified in other accrued liabilities and the remainder was included in other long-term liabilities on the condensed consolidated balance sheet. The Company believes the provisions made for environmental matters are adequate to satisfy liabilities relating to such matters, however; it is reasonably possible that costs could exceed accrued amounts if the selected methods of remediation do not reduce the contaminants at the sites to levels acceptable to federal and state regulatory agencies. The costs associated with remediation cleanups and related studies, and environmental matters as they relate to day-to-day activities were not material during the three months ended August 1, 2026 and August 2, 2025.

Litigation

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

Note 10. Shareholders’ Equity

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. A summary of changes in AOCI(L), net of tax is shown below:

	Three Months Ended August 1, 2026 (13 Weeks)
(in millions)	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$(10.3)	$1.5	$(8.8)
Other comprehensive income (loss)	(3.2)	0.5	(2.7)
Tax (expense) benefit	0.2	(0.1)	0.1
Net other comprehensive income (loss)	(3.0)	0.4	(2.6)
Balance at the end of period	$(13.3)	$1.9	$(11.4)

	Three Months Ended August 2, 2025 (13 Weeks)
(in millions)	Currency translation adjustments	Derivative instruments	Total
Balance at beginning of period	$(28.2)	$(1.6)	$(29.8)
Other comprehensive income (loss)	6.2	0.7	6.9
Tax (expense) benefit	0.1	(0.2)	(0.1)
Net other comprehensive income (loss)	6.3	0.5	6.8
Balance at the end of period	$(21.9)	$(1.1)	$(23.0)

Currency translation adjustments include a gross gain of approximately $3.1 million related to a fixed-rate, cross-currency swap that was designated as a net investment hedge that settled in a prior period. The gain will remain in AOCI(L) until the hedged net investment is sold or substantially liquidated.

Stock-based compensation

The Company has granted restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock awards to employees and non-employee directors under its long-term incentive compensation plans.

Stock-based compensation expense

All stock-based awards to employees and non-employee directors are recognized in selling and administrative expenses on the condensed consolidated statements of operations. The table below summarizes the stock-based compensation expense related to the equity awards:

	Three Months Ended
	August 1, 2026	August 2, 2025
(in millions)	(13 Weeks)	(13 Weeks)
RSUs	$1.4	$0.9
PSUs	0.7	0.3
Total stock-based compensation expense	$2.1	$1.2

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

The following table summarizes RSU activity:

	Restricted stock units	Weighted average grant date fair value
Non-vested at May 2, 2026	1,197,313	$7.67
Awarded	13,656	$11.57
Vested	(71,716)	$8.79
Forfeited	—	$—
Non-vested at August 1, 2026	1,139,253	$7.65

As of August 1, 2026, unrecognized share-based compensation expense for RSUs was $3.3 million which will be recognized over a weighted-average amortization period of 1.4 years.

Performance stock units (PSUs)

The PSUs granted vest on the third anniversary of the grant date based on a cumulative three-year performance period relative to established goals for threshold, target and maximum performance. The performance measures are based on return on invested capital (“ROIC”) and annualized total stockholder return (“TSR”) measures, in each case through the end of the applicable performance period. The PSUs earn dividend equivalents during the vesting periods, which are forfeitable if the PSUs do not vest.

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

The following table summarizes PSU activity:

	Performance stock units	Weighted average grant date fair value
Non-vested at May 2, 2026	1,013,262	$8.33
Awarded	—	$—
Vested	—	$—
Forfeited	(20,152)	$7.63
Non-vested at August 1, 2026	993,110	$8.34

As of August 1, 2026, unrecognized share-based compensation expense for the PSUs was $4.0 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

Restricted stock awards (RSAs)

As of May 3, 2025, the Company had 710,349 RSAs outstanding which were subject to the achievement of an EBITDA measure for fiscal 2025. The EBITDA performance measure for fiscal 2025 was not met and the outstanding RSAs were cancelled during the three months ended August 2, 2025.

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

The following table summarizes awards granted to non-employee directors:

	Non-employee director awards	Deferred non-employee director awards	Total	Weighted average grant date fair value
Outstanding at May 2, 2026	—	197,223	197,223	$18.80
Awarded	—	705	705	$13.99
Issued	—	—	—	$—
Outstanding at August 1, 2026	—	197,928	197,928	$18.78

Dividends

The Company paid dividends totaling $1.8 million and $2.8 million in the three months ended August 1, 2026 and August 2, 2025, respectively. Dividends equivalent payments for vested share-based compensation awards was not significant in the three months ended August 1, 2026, and $0.3 million in the three months ended August 2, 2025.

Note 11. Income (Loss) per Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the applicable period, but excludes any contingently issued shares where the contingency has not been resolved. The weighted average number of common shares used in the diluted loss per share calculation is determined using the treasury stock method which includes the effect of all potential dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended
	August 1, 2026	August 2, 2025
(in millions, except share and per share data)	(13 Weeks)	(13 Weeks)
Net income (loss)	$(11.4)	$(10.3)

Basic weighted average shares outstanding	35,673,887	35,372,619
Dilutive effect of common stock equivalents	—	—
Diluted weighted average shares outstanding	35,673,887	35,372,619

Income (loss) per share:
Basic	$(0.32)	$(0.29)
Diluted	$(0.32)	$(0.29)

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	—	248,195

In the three months ended August 1, 2026 and August 2, 2025, all potential common shares issuable for PSUs and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for PSUs and RSUs on the weighted-average number of common shares outstanding would have been approximately 886,000 and 170,000 common shares for the three months ended August 1, 2026 and August 2, 2025, respectively.

Note 12. Segment Information

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

The Industrial segment manufactures exterior and interior lighting solutions, industrial safety radio remote controls, braided flexible cables, current-carrying laminated busbars and devices, custom power-product assemblies, such as our PowerRail® solution, high-current high-voltage flexible power cabling systems, and powder-coated busbars that are used in various markets and applications, including aerospace, commercial vehicles, data centers, industrial equipment, power conversion, military, telecommunications and transportation.

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

The tables below present information about the Company’s reportable segments:

	Three Months Ended August 1, 2026 (13 Weeks)
(in millions)	Automotive	Industrial	Interface	Eliminations/ Corporate	Consolidated
Net sales	$110.2	$182.9	$2.9	$(30.6)	$265.4
Transfers between segments	(4.5)	(26.1)	—	30.6	—
Net sales to unaffiliated customers	105.7	156.8	2.9	—	265.4
Cost of products sold	103.7	110.9	3.6	(0.5)	217.7
Selling and administrative expenses	11.8	10.5	0.1	23.5	45.9
Amortization of intangibles	1.9	3.8	—	—	5.7
Income (loss) from operations	$(11.7)	$31.6	$(0.8)	$(23.0)	(3.9)
Interest expense, net					5.2
Other expense (income), net					(1.8)
Pre-tax income (loss)					$(7.3)

	Three Months Ended August 2, 2025 (13 Weeks)
(in millions)	Automotive	Industrial	Interface	Eliminations/ Corporate	Consolidated
Net sales	$110.9	$133.5	$10.9	$(14.8)	$240.5
Transfers between segments	(4.8)	(10.0)	—	14.8	—
Net sales to unaffiliated customers	106.1	123.5	10.9	—	240.5
Cost of products sold	106.0	83.8	7.5	(0.3)	197.0
Selling and administrative expenses	10.6	9.4	0.4	16.2	36.6
Amortization of intangibles	2.0	3.8	—	—	5.8
Income (loss) from operations	$(12.5)	$26.5	$3.0	$(15.9)	1.1
Interest expense, net					5.9
Other expense (income), net					1.3
Pre-tax income (loss)					$(6.1)

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
•
Changes in global trade policies, including tariffs, and other costs of our global business;
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

Additional details and factors are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 2, 2026. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. Any forward-looking statements made by us speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

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

Our financial performance depends on varying conditions in the markets we serve. Our products are found in the end markets of transportation (including automotive, commercial vehicle, e-bike, aerospace, bus and rail), cloud computing and data center infrastructure, and construction equipment. Demand in these markets tends to fluctuate in response to overall economic conditions. Our sales may also be affected by our customers’ inventory levels and production schedules, consumer adoption rates, and supply chain challenges. Our operations are also affected by geopolitical risks, currency fluctuations, political and economic uncertainty, tariffs and related trade disruptions, and regulatory and trade compliance matters.

Recent Trends and Market Conditions

Global Trade Environment

We operate a global manufacturing and sourcing footprint and our business is subject to tariffs, import duties, and other trade compliance regulations imposed by the jurisdictions in which we operate and subject us to a complex and evolving body of trade compliance laws and regulations. Failure to comply with trade program regulations could increase our manufacturing costs and may have a material effect on our results of operations, financial position, and cash flows. Beginning in 2025, the U.S. implemented tariffs across multiple jurisdictions in which we operate, including broad country-level and product-specific measures, which was followed by retaliatory tariffs and other trade actions against U.S. goods and services. In early 2026, the U.S. Supreme Court ruled that U.S. tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the U.S. were unauthorized. Following the ruling, new tariffs were subsequently imposed under different statutes.

Given our various manufacturing sites, including Canada, China, Egypt, Europe and Mexico, the continuation or expansion of tariffs or other trade barriers could increase input costs, pressure margins or affect customer demand. During fiscal 2026, we mitigated these effects through a variety of strategies, including negotiated price adjustments and ongoing cost recovery arrangements with our customers, as well as supply chain optimization initiatives. To the extent similar mitigation efforts are insufficient, new or expanded tariffs could have a material effect on our results of operations, financial position, and cash flows.

Geopolitical Conflicts and Global Supply Chain Disruptions

The global economy continues to experience volatile disruptions to the commodity, labor, and transportation markets. The geopolitical tensions and military conflicts in the Middle East have affected global economic and security conditions. Continued or renewed conflict in the region may cause additional disruption to supply chains, including logistics issues and inflationary pressure on energy and transportation costs. We continue to work closely with suppliers and customers to mitigate and minimize the potential adverse effects from global supply chain disruptions. However, if we are not able to mitigate any direct or indirect supply chain disruptions, this may have a material effect on our results of operations, financial condition, and cash flows.

Vehicle Electrification

Our business in the future will be affected, in part, by the broad trend toward electrification. Adoption of electric vehicles (“EV”) has been slower than anticipated and certain of our customers have announced shifts to their EV strategies. As a result of these changes in EV consumer demand, we may experience production inefficiencies, including underutilized capacity and workforce disruptions, particularly if we are unable to redeploy excess capacity, which may have a material effect on our results of operations, financial condition, and cash flows.

Consolidated Results of Operations

Our fiscal year ends on the Saturday closest to April 30, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2027 and fiscal 2026 are both 52-week years. The three months ended August 1, 2026 and August 2, 2025 are both 13-week periods. The following discussions of comparative results among periods should be reviewed in this context.

The table below compares our results of operations between the three months ended August 1, 2026 and the three months ended August 2, 2025:

	Three Months Ended
	August 1, 2026	August 2, 2025	Favorable (Unfavorable)
(in millions)	(13 Weeks)	(13 Weeks)	$ Change	% Change
Net sales	$265.4	$240.5	$24.9	10.4%
Cost of products sold	217.7	197.0	(20.7)	(10.5%)
Gross profit	47.7	43.5	4.2	9.7%
Selling and administrative expenses	45.9	36.6	(9.3)	(25.4%)
Amortization of intangibles	5.7	5.8	0.1	1.7%
Interest expense, net	5.2	5.9	0.7	11.9%
Other expense (income), net	(1.8)	1.3	3.1	238.5%
Income tax expense (benefit)	4.1	4.2	0.1	2.4%
Net income (loss)	$(11.4)	$(10.3)	$(1.1)	(10.7%)

Net sales

Net sales increased $24.9 million, or 10.4%, to $265.4 million in the three months ended August 1, 2026, compared to $240.5 million in the three months ended August 2, 2025. Foreign currency translation increased net sales by $1.9 million. Excluding foreign currency translation, net sales increased $23.0 million. The increase was primarily driven by higher sales volume and mix in the Industrial segment due to organic growth in the data center business and an increase in demand for on-highway and off-highway lighting products (including customer recoveries). The increase was partially offset by lower sales in the Interface segment due to a divestiture and program roll-offs as the consumer appliance business winds down.

Cost of products sold

Cost of products sold increased $20.7 million, or 10.5%, to $217.7 million (82.0% of net sales) in the three months ended August 1, 2026, compared to $197.0 million (81.9% of net sales) in the three months ended August 2, 2025. Foreign currency translation increased cost of products sold by $1.1 million. Excluding foreign currency translation, cost of products sold increased $19.6 million. The increase was primarily due to higher sales volumes and product mix, including material costs and freight inflation. The increase was partially offset by a divestiture and program roll-offs in the Interface segment.

Gross profit margin

Gross profit margin was 18.0% of net sales in the three months ended August 1, 2026, remaining consistent compared to 18.1% of net sales in the three months ended August 2, 2025.

Selling and administrative expenses

Selling and administrative expenses increased $9.3 million, or 25.4%, to $45.9 million (17.3% of net sales) in the three months ended August 1, 2026, compared to $36.6 million (15.2% of net sales) in the three months ended August 2, 2025. Excluding foreign currency translation, selling and administrative expenses increased $9.1 million. The increase was primarily due to higher employee costs and professional fees.

Amortization of intangibles

Amortization of intangibles was $5.7 million in the three months ended August 1, 2026, compared to $5.8 million in the three months ended August 2, 2025.

Interest expense, net

Interest expense, net was $5.2 million in the three months ended August 1, 2026, compared to $5.9 million in the three months ended August 2, 2025. The decrease was primarily driven by lower overall borrowings and lower interest rates during the three months ended August 1, 2026, compared to the three months ended August 2, 2025.

Other expense (income), net

Other income, net was $1.8 million in the three months ended August 1, 2026, compared to other expense, net of $1.3 million in the three months ended August 2, 2025. Net foreign exchange gain was $1.3 million in the three months ended August 1, 2026, compared to a loss of $1.5 million in the three months ended August 2, 2025. In the three months ended August 2, 2025, there was a non-cash write-off of unamortized debt issuance costs of $0.6 million and a net gain on the sale of assets of $0.5 million.

Income tax expense (benefit)

Income tax expense was $4.1 million (-56.2% effective tax rate) in the three months ended August 1, 2026, compared to $4.2 million (-68.9% effective tax rate) in the three months ended August 2, 2025. The effective tax rate for the three months ended August 1, 2026 differs from the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for U.S. deferred tax assets, an unfavorable effect from Net Controlled Foreign Corporation (CFC) Tested Income (“NCTI”), non-deductible interest, and Pillar 2 top-up tax, partially offset by the effect of income derived from foreign operations with lower statutory tax rates. The effective tax rate for the three months ended August 2, 2025 differs from the U.S. federal statutory tax rate of 21% primarily due to an increase in a valuation allowance for deferred tax assets of $1.7 million, additional expense from global intangible low-tax income (“GILTI”), and non-deductible interest, partially offset by earnings from foreign operations with lower statutory tax rates.

Net income (loss)

Net loss was $11.4 million in the three months ended August 1, 2026, compared to $10.3 million in the three months ended August 2, 2025. The change in net loss for both periods was attributable to the aforementioned items.

Reportable Operating Segments

Automotive

	Three Months Ended
	August 1, 2026	August 2, 2025	Favorable (Unfavorable)
($ in millions)	(13 Weeks)	(13 Weeks)	$ Change	% Change
Net sales
North America	$44.7	$36.6	$8.1	22.1%
Europe, the Middle East & Africa ("EMEA")	53.7	61.6	(7.9)	(12.8%)
Asia	7.3	7.9	(0.6)	(7.6%)
Net sales	105.7	106.1	(0.4)	(0.4%)
Gross profit	$2.0	$0.1	$1.9	1900.0%
As a percent of net sales	1.9%	0.1%
Income (loss) from operations	$(11.7)	$(12.5)	$0.8	6.4%
As a percent of net sales	(11.1)%	(11.8)%

Net sales

Automotive segment net sales decreased $0.4 million, or 0.4%, to $105.7 million in the three months ended August 1, 2026, compared to $106.1 million in the three months ended August 2, 2025. Excluding foreign currency translation, net sales decreased $1.0 million. The change is attributable to the following:

•
Net sales in North America increased $8.1 million to $44.7 million in the three months ended August 1, 2026, compared to $36.6 million in the three months ended August 2, 2025. The increase was due to higher sales volume and mix driven by higher demand from customers (including customer recoveries).
•
Net sales in EMEA decreased $7.9 million to $53.7 million in the three months ended August 1, 2026, compared to $61.6 million in the three months ended August 2, 2025. Excluding foreign currency translation, net sales in EMEA decreased $8.0 million due primarily to lower sales volumes driven by lower demand from customers.
•
Net sales in Asia decreased $0.6 million to $7.3 million in the three months ended August 1, 2026, compared to $7.9 million in the three months ended August 2, 2025. Excluding foreign currency translation, net sales in Asia decreased $1.1 million primarily due to lower sales volume and mix.

Gross profit

Automotive segment gross profit increased $1.9 million to $2.0 million in the three months ended August 1, 2026, compared to $0.1 million in the three months ended August 2, 2025. Gross profit margins increased to 1.9% in the three months ended August 1, 2026, compared to 0.1% in the three months ended August 2, 2025. The higher gross profit was primarily due to improved operational performance, including customer recoveries, lower inventory adjustments, and improved scrap.

Income (loss) from operations

Automotive segment loss from operations was $11.7 million in the three months ended August 1, 2026, compared to $12.5 million in the three months ended August 2, 2025. The decrease in operating loss was primarily due to higher gross profit, partially offset by an increase in selling and administrative expenses.

Industrial

	Three Months Ended
	August 1, 2026	August 2, 2025	Favorable (Unfavorable)
($ in millions)	(13 Weeks)	(13 Weeks)	$ Change	% Change
Net sales	$156.8	$123.5	$33.3	27.0%
Gross profit	$45.9	$39.7	$6.2	15.6%
As a percent of net sales	29.3%	32.1%
Income (loss) from operations	$31.6	$26.5	5.1	19.2%
As a percent of net sales	20.2%	21.5%

Net sales

Industrial segment net sales increased $33.3 million, or 27.0%, to $156.8 million in the three months ended August 1, 2026, compared to $123.5 million in the three months ended August 2, 2025. Excluding foreign currency translation, net sales increased $32.0 million. The increase was due to organic growth in the data center business and an increase in demand for on-highway and off-highway lighting products (including customer recoveries).

Gross profit

Industrial segment gross profit increased $6.2 million, or 15.6%, to $45.9 million in the three months ended August 1, 2026, compared to $39.7 million in the three months ended August 2, 2025. Excluding foreign currency translation, gross profit increased $5.6 million. Gross profit margins decreased to 29.3% in the three months ended August 1, 2026, compared to 32.1% in the three months ended August 2, 2025. Gross profit margins decreased due to higher material and freight costs partially offset by higher sales volumes and customer recoveries.

Income (loss) from operations

Industrial segment income from operations increased $5.1 million, or 19.2%, to $31.6 million in the three months ended August 1, 2026, compared to $26.5 million in the three months ended August 2, 2025. Excluding foreign currency translation, income from operations increased $4.6 million. The increase was primarily due to higher gross profit.

Interface

	Three Months Ended
	August 1, 2026	August 2, 2025	Favorable (Unfavorable)
($ in millions)	(13 Weeks)	(13 Weeks)	$ Change	% Change
Net sales	$2.9	$10.9	$(8.0)	(73.4%)
Gross profit	$(0.7)	$3.4	$(4.1)	(120.6%)
As a percent of net sales	(24.1)%	31.2%
Income (loss) from operations	$(0.8)	$3.0	(3.8)	(126.7%)
As a percent of net sales	(27.6)%	27.5%

Net sales

Interface segment net sales decreased $8.0 million, or 73.4%, to $2.9 million in the three months ended August 1, 2026, compared to $10.9 million in the three months ended August 2, 2025. The decrease was primarily due to the divestiture of our dataMate business in the fourth quarter of fiscal year 2026 and program roll-offs as the consumer appliance business winds down.

Gross profit

Interface segment gross profit decreased $4.1 million, or 120.6%, to a gross loss of $0.7 million in the three months ended August 1, 2026, compared to gross profit of $3.4 million in the three months ended August 2, 2025. Gross profit margins decreased to negative 24.1% in the three months ended August 1, 2026, compared to 31.2% in the three months ended August 2, 2025. The decrease in gross profit margins was primarily due to lower sales volumes and mix.

Income (loss) from operations

Interface segment income from operations decreased $3.8 million, or 126.7%, to a loss from operations of $0.8 million in the three months ended August 1, 2026, compared to income from operations of $3.0 million in the three months ended August 2, 2025. The decrease was primarily due to lower gross profit.

Financial Condition, Liquidity and Capital Resources

Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, as well as to fund debt service requirements and dividends. Our primary sources of liquidity are cash flows from operations, existing cash balances, and borrowings under our senior secured credit agreement. We believe our liquidity position will be sufficient to fund our existing operations and current commitments for at least the next twelve months. However, if economic conditions remain for longer than we expect due to the uncertainty in the global trade environment (including tariffs, import duties, and other trade compliance regulations), supply chain disruptions, inflationary pressures or other geopolitical risks, or if we are unable to maintain compliance with our debt covenants, our liquidity position could be severely affected. Additionally, we may consider other options to enhance our financial and operating position. Such options may include refinancing or restructuring initiatives, sales of assets, and reductions or delays in capital spending.

As of August 1, 2026, we had $116.2 million of cash and cash equivalents, of which $58.7 million was held in subsidiaries outside the U.S. Cash held by these subsidiaries is used to fund operational activities and can be repatriated, primarily through the payment of dividends and the repayment of intercompany loans, without creating material additional income tax expense.

Revolving credit facility

On October 31, 2022, we entered into a Second Amended and Restated Credit Agreement among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders and other parties named therein (as amended and with applicable waivers, the “Existing Credit Agreement”). The Existing Credit Agreement provided for a secured multicurrency revolving credit facility of $400 million and would have matured on October 31, 2027.

On August 31, 2026, we entered into a Fourth Amendment to the Second Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other Lenders party thereto and other parties thereto, which amends the Existing Credit Agreement (as amended by the Amendment, the “Amended Credit Agreement”). Unless defined herein, capitalized terms used in this description of the Amendment have the meanings given to them in the Amended Credit Agreement.

The Amendment, among other things:

(i)
extends the Maturity Date of certain Revolving Loans through October 29, 2028,
(ii)
reduces the Aggregate Revolving Commitments from $400 million to $375 million,
(iii)
extends the Third Amendment Period (the period from and including July 7, 2025 to and including the date that financial statements and compliance certificate are delivered for the fiscal quarter ending October 31, 2026, such period, the “Third Amendment Period”) (where, among other things, financial covenants are relaxed to a certain extent and certain exceptions to covenants restricting liens on, investments by and indebtedness of the Company and its subsidiaries are restricted or decreased) to and including the date that financial statements and compliance certificate are delivered for the fiscal quarter ending October 31, 2027,
(iv)
extends the general basket exception to a covenant restricting certain restricted payments (including dividends) by the Company and its subsidiaries to $2.5 million in any fiscal quarter through the Maturity Date,
(v)
adds that there will be an automatic and permanent reduction of $75 million to the 2028 Extended Revolving Commitments at such time as the Company and its Subsidiaries have received gross cash proceeds from certain Dispositions exceeding $50 million occurring after the Amendment effective date, and
(vi)
amends the consolidated leverage ratio covenant for all fiscal quarters beginning with the fiscal quarter ending October 31, 2026.

Further information on previous amendments, applicable waivers, and terms of the Existing Credit Agreement are included in our Annual Report on Form 10-K for the year ended May 2, 2026, which was filed with the SEC on June 24, 2026.

As of August 1, 2026, the outstanding balance under the revolving credit facility consisted of $294.4 million (€255.3 million) of euro-denominated borrowings and $17.0 million of US dollar denominated borrowings. The weighted-average interest rate on outstanding euro-denominated and US dollar borrowings under the Existing Credit Agreement was approximately 5.7% and 7.3%, respectively, as of August 1, 2026.

As of August 1, 2026, we were in compliance with all the covenants in the Existing Credit Agreement.

During the three months ended August 1, 2026, the Company made net repayments on outstanding borrowings of $10.1 million.

Although we currently anticipate, based on our current projections and analyses, that we will be in compliance with the financial covenants contained in the Amended Credit Agreement, no assurance can be given that we will be or will remain in compliance with such covenants in the future. Factors that could increase our risk of future non-compliance include those identified in Part I – Item 1A,

“Risk Factors” of our Annual Report on Form 10-K for the year ended May 2, 2026, as supplemented by subsequent filings with the Securities and Exchange Commission.

Cash Flows

	Three Months Ended
	August 1, 2026	August 2, 2025
(in millions)	(13 Weeks)	(13 Weeks)
Operating activities:
Net income (loss)	$(11.4)	$(10.3)
Non-cash items	18.6	17.7
Changes in operating assets and liabilities	(15.0)	17.7
Net cash provided (used) by operating activities	(7.8)	25.1
Net cash provided (used) by investing activities	(3.1)	(5.8)
Net cash provided (used) by financing activities	(12.3)	(4.5)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.2)	2.7
Increase (decrease) in cash and cash equivalents	(23.4)	17.5
Cash and cash equivalents at beginning of the period	139.6	103.6
Cash and cash equivalents at end of the period	$116.2	$121.1

Operating activities

Net cash used by operating activities was $7.8 million in the three months ended August 1, 2026, compared to net cash provided by operating activities of $25.1 million in the three months ended August 2, 2025. The decrease was due to higher cash outflows from operating assets and liabilities of $15.0 million in the three months ended August 1, 2026 primarily due to a higher investment in working capital items.

Investing activities

Net cash used by investing activities was $3.1 million in the three months ended August 1, 2026, compared to $5.8 million in the three months ended August 2, 2025. Capital expenditures were $3.1 million in the three months ended August 1, 2026, compared to $7.1 million in the three months ended August 2, 2025. In the three months ended August 1, 2026, we received no proceeds from the sale of assets, compared to $1.3 million in the three months ended August 2, 2025.

Financing activities

Net cash used by financing activities was $12.3 million in the three months ended August 1, 2026, compared to net cash used by financing activities of $4.5 million in the three months ended August 2, 2025. In the three months ended August 1, 2026, we had net repayments from borrowings of $10.1 million, compared to net proceeds from borrowings of $0.4 million in the three months ended August 2, 2025. In the three months ended August 1, 2026, we paid no debt issuance costs compared to $1.6 million of debt issuance costs in the three months ended August 2, 2025.

We paid cash dividends of $1.8 million in the three months ended August 1, 2026, compared to $2.8 million in the three months ended August 2, 2025.

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

There has been no significant change in our exposure to market risk during the three months ended August 1, 2026. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended May 2, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended August 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report for a description of certain of our pending legal proceedings.

Item 1A. Risk Factors

Our business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary from recent results or from anticipated future results. Please refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended May 2, 2026 for a description of certain material risks and uncertainties to which our business, financial condition and results of operations are subject. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of equity securities during the three months ended August 1, 2026.

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the program (in millions)[2]
May 3, 2026 through May 30, 2026	6,570	$8.63	—	$200.0
May 31, 2026 through July 4, 2026	7,852	$15.16	—	$200.0
July 5, 2026 through August 1, 2026	7,986	$15.76	—	$—

(1) Represents 22,408 shares of common stock that were surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.
(2) In June 2024, the Board of Directors approved a share buyback authorization for the purchase of up to $200.0 million of our outstanding common stock which expired on June 17, 2026 (the “2024 Buyback Authorization”). We did not make any purchases under the 2024 Buyback Authorization.

Item 5. Other Information

Fourth Amendment to Second Amended and Restated Credit Agreement

Because we are filing this Quarterly Report within four business days after the triggering event, we are making the following disclosure under this Item 5, “Other Information” instead of filing a Current Report on Form 8-K under Item 1.01, Entry into a Material Definitive Agreement, and Item 2.03, Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On August 31, 2026, the Company entered into a Fourth Amendment to Second Amended and Restated Credit Agreement (the “Amendment”) among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other Lenders party thereto and other parties thereto, which amends the Second Amended and Restated Credit Agreement, dated as of October 31, 2022, among such parties (as amended and with applicable waivers, the “Amended Credit Agreement”). Unless defined herein, capitalized terms used in this description of the Amendment have the meanings given to them in the Amended Credit Agreement.

The Amendment, among other things:

(i)
extends the Maturity Date of certain Revolving Loans through October 29, 2028,
(ii)
reduces the Aggregate Revolving Commitments from $400 million to $375 million,
(iii)
extends the Third Amendment Period (the period from and including July 7, 2025 to and including the date that financial statements and compliance certificate are delivered for the fiscal quarter ending October 31, 2026, such period, the “Third Amendment Period”) (where, among other things, financial covenants are relaxed to a certain extent and certain exceptions to covenants restricting liens on, investments by and indebtedness of the Company and its subsidiaries are restricted or decreased) to and including the date that financial statements and compliance certificate are delivered for the fiscal quarter ending October 31, 2027,
(iv)
extends the general basket exception to a covenant restricting certain restricted payments (including dividends) by the Company and its subsidiaries to $2.5 million in any fiscal quarter through the Maturity Date,

(v)
adds that there will be an automatic and permanent reduction of $75 million to the 2028 Extended Revolving Commitments at such time as the Company and its Subsidiaries have received gross cash proceeds from certain Dispositions exceeding $50 million occurring after the Amendment effective date, and
(vi)
amends the consolidated leverage ratio covenant for all fiscal quarters beginning with the fiscal quarter ending October 31, 2026.

For further information, see Note 7, “Debt” to the condensed consolidated financial statements included in this Quarterly Report.

The foregoing description of each of the Amendment and the Amended Credit Agreement is not intended to be complete and is qualified in its entirety by reference to (i) the complete text of the Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference and (ii) the complete text of the Second Amended and Restated Credit Agreement prior to the Amendment, which is filed as Exhibits 10.1 to 10.5 to the Annual Report on Form 10-K for the fiscal year ended May 2, 2026.

Trading Arrangements

During our last fiscal quarter, no director or officer of the Company, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1

Fourth Amendment to Second Amended and Restated Credit Agreement, entered into as of August 31, 2026, among Methode Electronics, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other Lenders party thereto and other parties thereto

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

METHODE ELECTRONICS, INC.

		By:	/s/ Laura Kowalchik
Laura Kowalchik
Chief Financial Officer
(Principal Financial Officer)

Dated:	September 2, 2026